Form 10-Q
COMMUNITY BANKSHARES INC /VA/
filed 1995-05-23
CIK 742279

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

For quarter ended                                 Commission file
March 31, 1995                                     Number 2-89588
                                                  (Securities Act
                                                  Registration 7/18/84)

                   COMMUNITY BANKSHARES INCORPORATED


Virginia                                          54-1290793


(State or other jurisdiction of                  (I.R.S. Employer Iden-
  incorporated or organization)                   tification No.)

Sycamore at Tabb, P. O. Box 2166                       23803
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (804) 861-2320

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 159(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days.    Yes    No

                                                   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                         Outstanding at March 31, 1995
Common stock, par value
$3.00 per share                    575,000

Part I. FINANCIAL INFORMATION

                     COMMUNITY BANKSHARES INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                         March 31, 1994     December 31,1994

ASSETS
Cash and due from banks                  $ 3,687,444            $ 3,709,432
Federal funds sold                         3,492,000              1,017,000
                                          __________             __________
      Total cash and cash
        equivalents                      $ 7,179,444            $ 4,726,432
Investment securities:
  Held-to-maturity                         7,279,097              7,598,690
  Available-for-sale, market value           956,063                969,213
Loans (net of reserve for loan
  losses - 746,723 and 724,891)           63,649,841             61,488,230
Bank premises and equipment, net           1,149,414              1,167,973
Accrued interest receivable                  382,106                371,809
Prepaid expenses                              90,015                 57,370
Other real estate, net                       274,423                274,710
Other assets                                 703,375                708,701
                                           _________             __________

      Total Assets                      $ 81,663,778            $77,363,128


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand deposits                        $12,224,867            $11,506,655
  Interest-bearing demand deposits        22,851,819             24,628,724
  Savings deposits                         8,142,754              8,555,392
  Time deposits, $100,000 and over         5,118,065              4,408,657
  Other time deposits                     23,580,638             18,981,366
                                         ___________            ___________

Accrued Interest payable                     336,900                335,439
Other liabilities                            388,670                351,095
Dividends payable                            201,250                      -

                                         ___________           ___________
     Total Liabilities                   $72,844,963            $68,767,328


STOCKHOLDERS' EQUITY
Capital stock                            $ 1,725,000            $ 1,710,000
Surplus                                    1,036,432                988,932
Retained earnings                          6,060,473              5,911,858
Net unrealized holding gains on
  securities available-for-sale              (3,090)               (14,990)
                                         ___________            ___________

     Total Stockholders' Equity          $ 8,818,815            $ 8,595,800
                                         ___________            ___________

     Total Liabilities and
       Stockholders' Equity              $81,663,778            $77,363,128



                       COMMUNITY BANKSHARES INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                  Three Months         Fiscal Year To Date
                                     Ended               Three Months Ended
                                    March 31                 March 31

                                 1995        1994        1995        1994
INTEREST INCOME

Interest and fees on loans  $ 1,487,222  $1,203,885  $1,487,222   $1,203,885
Interest on investment
  securities:
   U.S. Government agencies
      and obligations           142,290     166,988     142,290      166,988
Interest on Federal funds
  sold and securities
  purchased under agreement
  to resell                      15,965       9,119      15,965        9,119


     TOTAL INTEREST INCOME   $1,645,477  $1,379,992  $1,645,477   $1,379,992
                            ___________  __________  __________   __________
INTEREST EXPENSE

Interest on deposits            587,290     552,339     587,290      552,339
Interest on Federal funds
  purchased                       6,466         194       6,466          194
                             __________  __________  __________   __________

     TOTAL INTEREST EXPENSE  $  593,756  $  552,533  $  593,756     $552,533
                             __________  __________  __________   __________

     NET INTEREST INCOME     $1,051,721  $  827,459  $1,051,721   $  827,459

PROVISION FOR LOAN LOSSES        23,000           -      23,000            -
                             __________  __________  __________   __________


     NET INTEREST INCOME
       AFTER PROVISION
       FOR LOAN LOSSES       $1,028,721  $  827,459  $1,028,721   $  827,459
                            ___________  __________  __________   __________

                       COMMUNITY BANKSHARES INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


OTHER INCOME

Service charges on deposit
  accounts                   $  150,811  $  153,810  $  150,811   $  153,810
Other service charges,
  commissions and fees           19,532      20,796      19,532       20,796
Gain on sale of bank
  premises and equipment          2,400           -       2,400            -
Other operating income           15,540      34,552      15,540       34,552

  TOTAL OTHER INCOME         $  188,283  $  209,158  $  188,283   $  209,158
                             __________  __________  __________   __________
OTHER EXPENSES

Salaries and wages           $  270,194  $  245,223  $  270,194   $  245,223
Employee benefits                78,889      66,187      78,889       66,187
Net occupancy expense            42,587      51,850      42,587       51,850
Furniture & equipment
  expense                        56,548      42,533      56,548       42,533
Accounting fees                  19,500       9,000      19,500        9,000
FDIC assessments                 38,236      36,983      38,236       36,983
Other operating expenses        138,016     146,965     138,016      146,965
                             __________  __________  __________   __________

    TOTAL OTHER EXPENSES     $  643,970  $  598,741  $  643,970   $  598,741
                             __________  __________  __________   __________

    INCOME BEFORE INCOME
      TAXES                  $  573,034  $  437,876  $  573,034   $  437,876

INCOME TAX PROVISION            223,169     200,000     223,169      200,000
                             __________  __________  __________   __________

     NET INCOME              $  349,865  $  237,876  $  349,865   $  237,876


EARNINGS PER SHARE (Based
  on 571,722, 570,000
  571,722 and 570,000 shares
  outstanding,respectively   $      .61  $      .42  $      .61   $      .42


                       COMMUNITY BANKSHARES INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Three months ended March 31
                                  (UNAUDITED)

                                                   1995               1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $   349,865        $   237,876
  Adjustment to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation                                   43,702             41,436
      Provision for loan losses                    23,000                  -
      Amortization and accretion of
        investment securities                       3,317              3,628
      Gain on sale of bank premises and
        equipment                                  (2,400)                 -
      Changes in operating assets and
        liabilities:
          Increase in accrued interest
            receivable                            (10,297)           (12,166)
          Increase in prepaid expenses            (32,645)           (28,190)
          Increase in accrued interest
            payable                                 1,461                498
       Net change in other operating assets
         and liabilities                           38,381             98,525
                                               __________         __________
________
                Net cash provided by
                  operating activities        $   414,384         $  341,607
                                               __________         __________

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment
    securities                                $   347,456        $   972,220
  Purchase of investment securities                     -             (7,650)
  Net increase in loans made to
    customers                                  (2,184,611)        (2,942,586)
  Proceeds from sale of bank premises
    and equipment                                   2,400                  -
  Proceeds from sale of other real estate               -           (102,979)
  Capital expenditures                            (24,856)                  -
                                               __________         __________

               Net Cash provided by
                 (used in) investing
                 activities                  $(1,859,611)       $(2,080,995)
                                             ____________       ____________


                       COMMUNITY BANKSHARES INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Three months ended March 31
                                  (UNAUDITED)


                                                   1995              1994

CASH FLOWS FROM FINANCING ACTIVITES
  Net increase in deposits                    $ 3,835,739        $   431,035
  Issuance of common stock                         62,500                  -
                                               __________         __________
          Net cash provided by
            financing activities              $ 3,898,239        $   431,035
                                               __________        ___________

          Increase in cash and
            cash equivalents                  $ 2,453,012       $(1,308,353)

Cash and cash equivalents:
  Beginning of year                             4,726,432          6,740,608
                                              ___________         __________

  End of first quarter                        $ 7,179,444        $ 5,432,255
                                              ===========        ===========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
    Cash payments for:
      Interest                                $   592,295        $   552,035

      Income taxes                             $  271,836        $   239,935
                                               ==========        ===========

SUPPLEMENTAL SCHEDULE OF NON CASH
   FINANCING ACTIVITIES
     Declaration of Dividends:
     Dividends declared                           201,250            171,000

     Increase in other liabilities              (201,250)          (171,000)
                                               __________         __________
                                                        -                  -
                                               ==========         ==========


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION

Results of Operations and Financial Condition

Through sound banking principles, Community Bankshares
Incorporated, increased net income 47.70% during the first quarter of 1995 over the same period in 1994. This increase was attributable to an increase in the net interest margin.

The Corporation recorded a net profit of $349,865 during the first quarter of 1995 compared to a net profit of $237,786 for the first quarter of 1994. Income before income taxes for these periods was $573,034 for 1995 and $437,876 for 1994.

On a per share basis, net income for the first quarter of 1995 was $.61. This compares to $.42 for 1994 and $.42 for 1993.

During the first quarter, the company achieved a 16.07% return on average equity and a 1.76% return on average assets. This compares with a 12.68% return on average equity and a 1.23% return on average assets one year earlier.

Management is unaware of any trend or events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liability, capital resources or operations. Management has not received any recommendations by regulatory authorities, which if implemented, would have a material effect on the Company's liquidity, capital resources or operations.

Net Interest Income and Net Interest Margin

Net interest income, the primary source of the Company's earnings, is the amount by which interest and fee income earned on earning assets exceed interest paid on interest-bearing liabilities consisting of deposits and federal funds purchased and securities under agreement to repurchase. Net interest income is impacted by the volume, mix, and the general level of interest rates among earning assets and interest-bearing liabilities.

The Company's net interest income was $1,051,721 in the first quarter in 1995, compared to $827,459 for the same quarter in 1994 and $768,119 for this period in 1993. This growth was partially driven by higher levels of earning assets which increased 4.22% in the first quarter of 1995, with average loans increasing 6.71%. Total interest income for the first quarter of 1995 and 1994 was $1,645,477 and $1,379,992 respectively. Loan growth was led by real estate lending. The increase in interest-earning assets was funded by a 2.85% increase in total average deposits. Total interest expense for the first quarter of 1995 and 1994 amounted to $593,756 and $552,533, respectively.

The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The Company's net interest margin was 5.75% in 1995 compared to 4.71% and 4.93% during the first quarters of 1994 and 1993.

Provision for Loan Losses

For each period presented, the provision for loan losses charged to operations is based on management's judgement after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.

The provision for loan losses totaled $23,000 during the first quarter of 1995. Because of recoveries totaling $110,506 during the first quarter of 1994, a transfer to the provision for loan losses was not deemed necessary. For the first quarter of 1993 the provision for loan losses totaled $50,200. In the opinion of management, the provision charged to operations is sufficient to absorb the current year's net losses while continuing to maintain the allowance for loan losses at an appropriate level.

Net charge-offs for the first quarter of 1995 were $10,928. There were no net charge-offs for the first quarter of 1994 compared to net charge-offs of $32,282 for the same period in 1993. As of March 31, 1995 the ratio of allowance for loan losses to total loans, net of unearned income, was 1.17% compared to 1.18% as of March 31, 1994.

The coverage provided by the allowance for loan loss reserves for non-performing loans was 1.59X at March 31, 1995 as compared to a coverage of 2.02X at March 31 1994. Management believes, based on its review, that the Company has adequate reserves to cover estimated future reduction of carrying values that may be required on these loans.

Nonaccural loans and past due loans are shown as follows:


                                        3/31/95         12/31/94
Commercial
       Nonaccrual                        $  3,773        $3,998
       Contractually past due 90 days
           or more                             -          4,000

Installment
       Nonaccrual                           12,696         13,598
       Contractually past due 90 days
          or more                           17,412             -

Real Estate
       Nonaccrual                               -              -
       Contractually past due 90 days
           or more                         434,513         542,217
                                          ________         _______

Nonperforming loans to total laons
   at end of period                             .74%           .92%




Noninterest Income and Noninterest Expenses

Noninterest income decreased 9.98% in the first quarter of 1995 in comparsion to an increase of 7.26% in 1994. Of the $188,283 in noninterest income, $150,811 was provided by service charges on deposit accounts.

Total noninterest expenses increased 7.55% to $643,970 in the first quarter of 1995, compared to an increase of 13.22% to $589,741 in 1994. Salaries and employee benefits, the largest component of noninterest expenses, increased 12.10% in the first quarter of 1995 over 1994. During the third quarter of 1993, by approval of the Board of Directors, bank management created an Executive Incentive Compensation Plan for key management personnel based on the results of the Bank's performance. Due to the adoption of this plan, the amount charged to salaries for this plan for the first quarter of 1995 was $26,453. Other than this significant change, employee benefits remain constant.

In addition, the Board of Directors created a Directors Performance Adjusted Fees Program. This plan provides for the adjustment of directors' fees based on meeting certain goals. This program had the effect of increasing other operating expenses for the first quarter by $10,119.

The plans described above are based upon the attainment of specified ROA levels which are computed by using monthly average assets. The amounts accrued under these plans are based on net income reflected through March 31, 1995 on an annualized basis.

Liquidity and Interest Rate Sensitivity

Liquidity. Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Additional sources of liquidity available to the Company include, but are not limited to, loan payments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also has access to the Federal Reserve System. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund the net increase in loans.

Loans, net of unearned income, to deposits were 88.50% as of March 31, 1995. At March 31, 1995, 51.96% of total loans were due to mature in one year or less. When loans with a variable rate are included with those due to mature in one year or less, this percentage increases to 79.36%.

Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest assets relative to sensitive liabilities over specific time intervals.

The majority of the Bank's loans may be repriced in the next twelve months. The Bank's interest rate sensitivity is positioned so that earnings should remain consistent in either a rising or falling interest rate environment.

Capital Resources and Adequacy

The primary source of capital for the Company in recent years has been internally generated retained earnings. Average stockholders' equity increased 16.06% in the first quarter of 1995 over 1994 and the return on average total assets was 1.76% in the first quarter of 1995.

The Company's capital position continues to exceed regulatory minimums. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital and Leverage ratios. Tier 1 Capital consist of common and qualifying preferred stockholders' equity less goodwill. Total Capital consist of Tier
1 capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk weighted assets which consist of both on and off-balance sheet risks. The Company's Tier 1 Capital ratios were 14.13% at March 31, 1995 compared to 12.63% at December 31, 1994. The Total Capital ratios were 15.32% at March 31, 1995 compared to 13.70% at December 31, 1994. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00% respectively. The Leverage ratios consist of Tier 1 Capital divided by quarterly total assets. At March 31, 1995, the Company's Leverage ratios were 10.81% which exceeded the required minimum leverage ratio of 4.00%, as shown in the following table:




                                (Unaudited)

                                March 31, 1995  December 31,1994
                                --------------   -----------------

Tier 1 Capital                    $ 8,824,995         $ 8,595,800

Tier 2 Capital                        746,723             724,891
                                  ___________         ___________
  Total Qualifying Capital        $ 9,571,718         $ 9,320,691

Adjusted Total Assets (including
  off-balance sheet exposure)     $62,471,492        $64,978,234

Tier 1 Risk-Based Capital Ratio        14.13%              12.63%

Total Risk-Based Capital Ratio         15.32%              13.70%

Leverage Ratio                         10.81%             11.11%



The Company's principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of June 30, 1994, The Bank had approximately $3.0 million of retained earnings available for distribution to the Company as dividends without prior regulatory approval.

Current Accounting Developments

The Financial Accounting Standards Board has issued Statement 114, Accounting by Creditors for Impairment of a Loan, which becomes effective for years beginning after December 31, 1994. Earlier application is permitted. The Statement generally required impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The Bank adopted this Statement for the year beginning January 1, 1995, and anticipates no material effect on its financial position and results of operations upon the adoption of this statement.

Other

These interim financial statements are prepared on a basis consistent of that of the prior year. They present all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. All adjustments are of a normal recurring nature.

Reclassification

Certain amounts relating to the prior period have been restated to conform to the current period presentations. These reclassifications have no effect on the previously reported income or equity.

OTHER INFORMATION



PART II.

ITEM.

1.  Legal Proceedings
    None

2.  Changes in securities
    None

3.  Defaults upon senior securities
    None

4.  Results of votes of security holders
    None

5.  Other Information
    None

6.  Exhibits and Reports on Form 8-K

     (a) Exhibits - None

     (b) Reports on Form 8-K. There were no reports on Form 8-K files for the three months ended March 31, 1995.

                           SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersign ed thereunto duly authorized.


                        COMMUNITY BANKSHARES INCORPORATED

                        Nathan S. Jones, 3rd.
                        President and Chief Executive Officer



                        Lillian M. Umphlett
                        Vice-President/Chief Financial Officer

Date:  May 18, 1995