Form 10-Q
period 1995-06-30
COMMUNITY BANKSHARES INC /VA/
filed 1995-08-16
CIK 742279

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

For quarter ended                            Commission file
June 30, 1995                                Number 2-89588
                                             (Securities Act
                                             Registration 7/18/84)

                   COMMUNITY BANKSHARES INCORPORATED


Virginia                                              54-1290793

(State or other jurisdiction of                (I.R.S. Employer
  incorporated or organization)                Identification No.)

Sycamore at Tabb, P. O. Box 2166                        23803
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (804) 861-2320

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been
subject to such filing requirements for the past 90 days.    Yes    No

                                                              X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                         Outstanding at June 30, 1995
Common stock, par value
$3.00 per share                    575,000

Part I. FINANCIAL INFORMATION

                     COMMUNITY BANKSHARES INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                         June 30,1995        December 31,1994
ASSETS
Cash and due from banks                 $  4,029,368           $  3,709,432
Federal funds soldd                         5,611,000             1,017,000
                                          __________             __________
     Total cash and cash
        equivalents                     $  9,640,368           $  4,726,432
Investment securities:
  Available-for-sale, market value         1,679,222                969,213
  Held-to-maturity                         8,256,786              7,598,690
Loans (net of reserve for loan
  losses - 768,720 and 724,891)           64,107,312             61,488,230
Bank premises and equipment, net           1,056,685              1,167,973
Accrued interest receivable                  441,725                371,809
Prepaid expenses                             105,922                 57,370
Other real estate, net                       239,136                274,710
Other assets                                 692,793                708,701
                                          __________             __________

      Total Assets                      $ 86,219,949           $ 77,363,128
                                          ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand deposits                       $ 12,821,418           $ 11,506,655
  Interest-bearing demand deposits        22,939,397             24,628,724
  Savings deposits                         7,947,107              8,555,392
  Time deposits, $100,000 and over         5,819,958              4,408,657
  Other time deposits                     26,838,532             18,981,366
                                          __________             __________
                                        $ 76,366,412           $ 68,080,794

Accrued interest payable                     370,587                335,439
Other liabilities                            226,039                351,095
Guaranteed debt of Employee Stock
  Ownership Trust                            365,500                      -
                                          __________             __________
  Total Liabilities                     $ 77,328,538           $ 68,767,328

STOCKHOLDERS' EQUITY
Capital stock                           $  1,725,000           $  1,710,000
Surplus                                    1,036,432                988,932
Retained earnings                          6,481,567              5,911,858
Net unrealized holding gains on
  securities available-for-sale               13,912               (14,990)
                                          __________             __________

      Total Stockholders' Equity        $  9,256,911           $  8,595,800
Debt guaranteed in connection
  with acquisition of Corpora-
  tion's capital by Employee
  Stock Ownership Trust                 $   (365,500)          $        -
                                          __________             __________

       Total Liabilities and
       Stockholders' Equity             $ 86,219,949           $ 77,363,128
                                          ==========             ==========


                       COMMUNITY BANKSHARES INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                  Three Months         Fiscal Year To Date
                                     Ended               Six Months Ended
                                      June 30                  June 30

                                 1995        1994        1995        1994

INTEREST INCOME
Interest and fees on loans   $1,564,653  $1,302,044  $3,051,875   $2,505,929
Interest on investment
  securities:
    U.S. Government agencies
      and obligations           157,684     163,791     299,974      330,779
Other securities                  2,502       2,502       2,502        2,502
Interest on Federal funds
  sold and securities
  purchased under agreement
  to resell                      67,590       4,057      83,555       13,176
                             __________  __________  __________   __________

     TOTAL INTEREST INCOME   $1,792,429  $1,472,394  $3,437,906   $2,852,386
                             __________  __________  __________   __________

INTEREST EXPENSE

Interest on deposits            713,953     559,675   1,301,243    1,112,014
Interest on Federal funds
  purchased                           -       2,890       6,466        3,084
                             __________  __________   _________   __________

     TOTAL INTEREST EXPENSE  $  713,953  $  562,565  $1,307,709   $1,115,098
                             __________  __________  __________   __________

     NET INTEREST INCOME     $1,078,476  $  909,829  $2,130,197   $1,737,288

PROVISION FOR LOAN LOSSES        26,000           -      49,000            -
                             __________  __________  __________   __________

     NET INTEREST INCOME
       AFTER PROVISION
       FOR LOAN LOSSES       $1,052,476  $  909,829  $2,081,197   $1,737,288
                             __________  __________  __________   __________

                       COMMUNITY BANKSHARES INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                  (Continued)

OTHER INCOME

Service charges on deposit
  accounts                   $  150,789  $  166,235  $  301,600   $  320,045
Other service charges,
  commissions and fees           27,350      20,128      46,882       40,924
Gain on sale of bank
  premises and equipment         12,732           -      15,132            -
Gain on sale of investment
  securities                          -       1,428           -        1,428
Other operating income           11,527      30,340      27,067       64,892
                             __________  __________  __________   __________

    TOTAL OTHER INCOME       $  202,398  $  218,131  $  390,681   $  427,289
                             __________  __________  __________   __________

OTHER EXPENSES
Salaries and wages           $  264,576  $  262,142  $  534,770   $  507,365
Employee benefits                60,406      58,675     139,295      124,862
Net occupancy expense            36,740      34,821      79,327       86,671
Furniture & equipment
  expense                        40,647      55,566      97,195       98,099
Accounting fees                   1,575       4,002      21,075       13,002
FDIC assessments                 38,237      36,983      76,473       73,966
Other operating expenses        171,880     166,107     309,896      313,072
                             __________  __________  __________   __________

    TOTAL OTHER EXPENSES      $ 614,061   $ 618,296  $1,258,031   $1,217,037
                             __________  __________  __________   __________

    INCOME BEFORE INCOME
      TAXES                   $ 640,813   $ 509,664  $1,213,847    $ 947,540

INCOME TAX PROVISION          $ 217,718   $ 170,416   $ 442,887    $ 370,416
                             __________  __________  __________   __________

     NET INCOME
                              $ 423,095   $ 339,248   $ 770,960    $ 577,124
                             ==========  ==========  ==========  ==========
EARNINGS PER SHARE (Based
  on 575,000, 570,000
  573,370 and 570,000 shares
  outstanding,respectively    $     .74   $     .60   $    1.34    $    1.01


                       COMMUNITY BANKSHARES INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Six months ended June 30
                                  (UNAUDITED)
                                                    1995               1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $   770,960        $   577,124
  Adjustment to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation                                 83,546             84,700
      Provision for loan losses                    49,000                  -
      Amortization and accretion of
        investment securities                       6,449              7,367
      Gain on sale of bank premises and
        equipment                                 (15,132)                 -
      Gain on sale of securities                        -             (1,428)
      Changes in operating assets and
        liabilities:
          Increase in accrued interest
            receivable                            (69,916)           (36,923)
          Increase in prepaid expenses            (48,552)           (57,251)
          Increase in accrued interest
            payable                                35,148              7,144
       Net change in other operating assets
         and liabilities                         (124,036)           (19,377)
                                               __________         __________

                Net cash provided by
                  operating activities        $   687,467        $   561,356
                                               __________         __________

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment
    securities                                $         -        $    10,000
  Proceeds from maturities of investment
    securities                                    637,903          1,820,624
  Purchase of investment securities            (1,968,669)        (1,042,950)
  Net increase in loans made to
    customers                                  (2,650,824)        (3,835,162)

  Proceeds from sale of bank premises
    and equipment                                  71,610                  -
  Proceeds from sale of other real estate          17,742                  -
  Capital expenditures                            (28,161)          (134,928)

               Net Cash (used in)
                 investing activities         $(3,920,399)       $(3,182,416)
                                               __________         __________


                       COMMUNITY BANKSHARES INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Six months ended June 30
                                  (UNAUDITED)


                                                   1995              1994

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit                     $ 8,285,618        $   207,196
  Issuance of common stock                         62,500                  -
  Dividends paid                                 (201,250)          (171,000)
                                               __________         __________
          Net cash provided by
            financing activities              $ 8,146,868        $    36,196
                                               __________         __________

          Increase(decrease)in cash and
            cash equivalents                  $ 4,913,936        $(2,584,864)

Cash and cash equivalents:
  Beginning of year                             4,726,432          6,740,608
                                               __________         __________

  End of second quarter                       $ 9,640,368        $ 4,155,744
                                               ==========         ==========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
    Cash payments for:
      Interest                                $ 1,272,561       $ 1,107,955
                                               ==========        ==========

      Income taxes                            $   471,836       $   354,935
                                               ==========         ==========

SUPPLEMENTAL SCHEDULE OF NON CASH
  INVESTING ACTIVITIES

     Purchase of property & equipment             (28,580)                 -
     Book value of asset traded-in                    419                  -
                                               __________         __________
       Cash used to purchase
         property and equipment                   (28,161)                 -
                                               ==========         ==========

     Proceeds from sale of other
       real estate                                 42,742                  -
     Increase in loans                            (25,000)                 -
                                               __________         __________
     Cash received  from sale of
       other real estate                           17,742                  -
                                               ==========         ==========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION


Results of Operations and Financial Condition

The Corporation recorded a net profit of $423,095 during the second quarter of 1995 compared to a net profit of $339,248 for the second quarter of 1994. This was an increase of 24.72%. Income before income taxes for these periods was $640,813 for 1995 and $509,664 for 1994.

On a per share basis, net income for the second quarter of 1995 was $.74. This compares to $.60 for 1994 and $.46 for 1993.

During the second quarter, the company achieved a 17.58% return on average equity and a 1.89% return on average assets. This compares with a 15.14% return on average equity and a 1.49% return on average assets one year earlier.

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

The Company's net interest income was $1,078,476 in the second quarter in 1995, compared to $909,829 for the same quarter in 1994 and $792,324 for this period in 1993. This growth was partially driven by higher levels of earning assets which increased 6.91% in the second quarter of 1995, with average loans increasing 6.16%. Total interest income for the period ending June 30, of 1995 and 1994 were $1,792,429 and $1,472,394, respectively. Loan growth was led by real estate lending. The increase in interest-earning assets was funded by a 5.42% increase in total average deposits. Total interest expense for the second quarter of 1995 and 1994 amounted to $713,953 and $562,565, respectively.

The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The Company's net interest margin was 5.65% for the period ending June 30, 1995 compared to 4.93% and 4.90% during the same period of 1994 and 1993.

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

The provision for loan losses totaled $26,000 during the second quarter of 1995. Because of recoveries totaling $110,506 during the first quarter of 1994, a transfer to the provision for loan losses was not deemed necessary in the second quarter of that year. In the opinion of management, the provision charged to operations is sufficient to absorb the current year's net losses while continuing to maintain the allowance for loan losses at an appropriate level.

Net charge-offs for the second quarter of 1995 were $4,003 compared to net charge-offs of $42,350 for the same period in 1994 and $4,062 in 1993. As of June 30, 1995 the ratio of allowance for loan losses to total loans, net of unearned income, was 1.20% compared to 1.10% as of June 30, 1994.
The coverage provided by the allowance for loan loss reserves for non-performing loans was 5.29X at June 30, 1995 as compared to a coverage of 2.52X at June 30, 1994. Management believes, based on its review, that the Company has adequate reserves to cover estimated future reduction of carrying values that may be required on these loans.

Nonaccural loans and past due loans are shown as follows:

                                     6/30/95         12/31/94
Commercial
   Nonaccrual                        $   3,548        $  3,998
   Contractually past due 90 days
   or more                              35,085           4,000

Installment
   Nonaccrual                           11,794          13,598
   Contractually past due 90 days
   or more                              26,751               -


Real Estate
   Nonaccrual                          130,000               -
   Contractually past due 90 days
             or more                           1,164,214          542,217
                                    -----------        ----------

                                    $1,371,392         $563,813

Nonperforming loans to total loans
  at end of period                      2.14%              .92%


Noninterest Income and Noninterest Expenses

Noninterest income decreased 7.21% in the second quarter of 1995 compared to an increase of 11.06% in 1994. Of the $202,398 in noninterest income, $150,789 was provided by service charges on deposit accounts.

Total noninterest expenses decreased .68% to $614,061 in the second quarter of 1995, compared to an increase of 9.28% to $618,296 in 1994. Salaries and employee benefits, the largest component of noninterest expenses, increased 1.30% in the second quarter of 1995 over 1994. During the third quarter of 1993, by approval of the Board of Directors, bank management created an Executive Incentive Compensation Plan for key management personnel based on the results of the Bank's performance. Due to the adoption of this plan, the amount charged to salaries for this plan for the second quarter of 1995 was $26,880. Other than this significant change, employee benefits remain constant.

In addition, the Board of Directors created a Directors Performance Adjusted Fees Program. This plan provides for the adjustment of directors' fees based on meeting certain goals. This program had the effect of increasing other operating expenses for the second quarter by $10,892.
The plans described above are based upon the attainment of specified ROA levels which are computed by using monthly average assets. The amounts accrued under these plans are based on net income reflected through June 30, 1995 on an annualized basis.

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

Loans, net of unearned income, to deposits were 83.95% as of June 30, 1995. At June 30, 1995, 64.19% of total loans were due to mature in one year or less. When loans with a variable rate are included with those due to mature in one year or less, this percentage increases to 76.39%.

Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest assets relative to sensitive liabilities over specific time intervals.

At June 30, 1995, the Company had a slight negative gap position.
This liability sensitive position during times of increasing rates typically has the effect of reducing the net interest margin.

The majority of the Bank's loans may be repriced in the next twelve months. Because the Company has a slightly negative gap position, an increase in market rates will possibly have an adverse effect on net interest income.

Capital Resources and Adequacy

The primary source of capital for the Company in recent years has been internally generated retained earnings. Average stockholders' equity increased 14.85% in the second quarter of 1995 over 1994 and the return on average total assets was 1.89% in the second quarter of 1995.

The Company's capital position continues to exceed regulatory minimums. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital and Leverage ratios. Tier 1 Capital consist of common and qualifying preferred stockholders' equity less goodwill. Total Capital consists of Tier 1 capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk weighted assets which consist of both on and off-balance sheet risks. The Company's Tier 1 Capital ratios were 13.59% at June 30, 1995 compared to 12.63% at December 31, 1994. The Total Capital ratios were 14.76% at June 30, 1995 and 13.70% at December 31, 1994. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00% respectively. The Leverage ratios consist of Tier 1 Capital divided by quarterly total assets. At June 30, 1995, the Company's Leverage ratio was 10.31% which exceeded the required minimum leverage ratio of 4.00%, as shown in the following table:

                                      (Unaudited)

                               June 30, 1995    December 31, 1994

Tier 1 Capital                    $ 8,891,411         $ 8,595,800

Tier 2 Capital                        768,720             724,891
                                  ___________         ___________
  Total Qualifying Capital        $ 9,660,131         $ 9,320,691

Adjusted Total Assets (including
  off-balance sheet exposure)     $65,434,093         $64,978,234

Tier 1 Risk-Based Capital Ratio        13.59%              12.63%

Total Risk-Based Capital Ratio         14.76%              13.70%

Leverage Ratio                         10.31%              11.11%


The Company's principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of June 30, 1995, The Bank had approximately $3.4 million of retained earnings available for distribution to the Company as dividends without prior regulatory approval.

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

Other

To better serve the marketplace, operations ceased at its West Washington Street branch as of March 31, 1995. The company anticipates no deterioration of its deposit base as a result of this decision and management believes earnings and profits will not be materially affected.

At the May 16, 1995, Annual Meeting of Shareholders of Community
Bankshares Incorporated, shareholders voted to approve an Incentive Stock Option Plan and Nonstatutory Stock Option Plan.
Such plans were described in the Proxy Statement dated April 21, 1995.

Also at this meeting, it was voted to approve an amendment to the Corporation's Articles of Incorporation to increase the amount of authorized common stock from 1,000,000 to 4,000,000 shares.

At its July 18, 1995 Board Meeting the Company declared a stock dividend in the form of a 2 for 1 stock split to stockholders of record as of July 31, 1995.

These interim financial statements are prepared on a basis consistent of that of the prior year. They present all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. All adjustments are of a normal recurring nature.

Reclassifications

Certain amounts relating to the prior period have been restated to conform to the current period presentations. These reclassification have no effect on the previously reported income or equity.

                        OTHER INFORMATION



PART II.

ITEM.

1.  Legal proceedings
    None

2.  Changes in securities
    None

3.  Defaults upon senior securities
    None

4.  Results of votes of security holders

     At the May 16, 1995 Annual Meeting of Shareholders of Community Bankshares Incorporated, shareholders voted to approve an Incentive Stock Option Plan and Nonstatutory Stock Option Plan. Such plans were described in the Proxy Statement dated April 21, 1995.

     Also at this meeting, it was voted to approve an amendment to the Corporation's Articles of Incorporation to increase the amount of authorized common stock from 1,000,000 to 4,000,000 shares.

5.   Other Information
     None

6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - None
     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                           SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersign ed thereunto duly authorized.




COMMUNITY BANKSHARES INCORPORATED



Nathan S. Jones, 3rd.
President and Chief Executive Officer


Lillian M. Umphlett
Vice-President/Chief Financial Officer


Date: August 14, 1995