Form 10-Q
period 1995-09-30
COMMUNITY BANKSHARES INC /VA/
filed 1995-11-15
CIK 742279

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

For quarter ended                                 Commission file
September 30, 1995                                      Number 2-89588
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

                                                    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                         Outstanding at September 30, 1995
Common stock, par value
$3.00 per share                    1,150,000

Part I. FINANCIAL INFORMATION

                     COMMUNITY BANKSHARES INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                     September 30, 1995    December 31, 1995

Cash and due from banks                 $  3,742,686          $   3,709,432
Federal funds sold                         6,810,000              1,017,000
                                          __________             __________
      Total cash and cash
        equivalents                     $ 10,552,686           $  4,726,432
Investment securities:
  Available-for-sale, market value         1,858,109                969,213
  Held-to-maturity                        10,723,620              7,598,690
Loans (net of reserve for loan
  losses - 806,195 and 724,891)           63,004,661             61,488,230
Bank premises and equipment, net           1,020,432              1,167,973
Accrued interest receivable                  472,713                371,809
Prepaid expenses                              89,327                 57,370
Other real estate, net                       238,848                274,710
Other assets                                 687,148                708,701
                                          __________             __________
      Total Assets                       $88,647,544            $77,363,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand deposits                        $14,869,549            $11,506,655
  Interest-bearing demand deposits        21,222,239             24,628,724
  Savings deposits                         7,411,964              8,555,392
  Time deposits, $100,000 and over         6,040,581              4,408,657
  Other time deposits                     28,769,708             18,981,366
                                          __________             __________
                                         $78,314,041            $68,080,794

Accrued interest payable                     386,654                335,439
Other liabilities                            268,883                351,095
Guaranteed debt of Employee Stock
  Ownership Trust                            330,000                      -
                                          __________             __________
     Total Liabilities                   $79,299,578            $68,767,328

STOCKHOLDERS' EQUITY
Capital stock                            $ 3,450,000            $ 1,710,000
Surplus                                    1,036,432                988,932
Retained earnings                          5,169,247              5,911,858
Net unrealized holding gains on
  securities available-for-sale               22,287                (14,990)

      Total Stockholders' Equity         $ 9,677,966            $ 8,595,800
Debt guaranteed in connection
  with acquisition of Corpora-
  tion's capital by Employee
  Stock Ownership Trust                  $  (330,000)           $         -
                                          __________             __________

       Total Liabilities and
       Stockholders' Equity              $88,647,544           $77,363,128



                       COMMUNITY BANKSHARES INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                  Three Months         Fiscal Year To Date
                                     Ended              Nine Months Ended
                                September 30,             September 30

                                 1995        1994        1995        1994
INTEREST INCOME

Interest and fees on loans   $1,619,893  $1,353,307  $4,671,768   $3,859,235
Interest on investment
  securities:
    U.S. Government agencies
      and obligations           189,820     156,813     489,794      487,592
Other securities                  7,258           -       9,760        2,503
Interest on Federal funds
  sold and securities
  purchased under agreement
  to resell                     104,065       6,953     187,620       20,129
                             __________  __________   _________   __________

     TOTAL INTEREST INCOME   $1,921,036  $1,517,073  $5,358,942   $4,369,459

INTEREST EXPENSE

Interest on deposits            780,939     557,587   2,082,182    1,669,601
Interest on Federal funds
  purchased                           -         526       6,466        3,610
                             __________  __________  __________   __________

     TOTAL INTEREST EXPENSE  $  780,939   $  558,113 $2,088,648   $1,673,211
                             __________  __________  __________   __________

     NET INTEREST INCOME     $1,140,097  $  958,960  $3,270,294   $2,696,248

PROVISION FOR LOAN LOSSES        32,000           -      81,000            -
                             __________  __________  __________   __________

     NET INTEREST INCOME
       AFTER PROVISION
       FOR LOAN LOSSES       $1,108,097  $  958,960  $3,189,294   $2,696,248
                             __________  __________  __________   __________

                       COMMUNITY BANKSHARES INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                  (Continued)

                                 Three Months           Fiscal Year to Date
                                    Ended                Nine Months Ended
                                 September 30                September 30

                                1995         1994         1995       1994
OTHER INCOME

Service charges on deposit
  accounts                   $  128,264  $  167,230  $  429,864   $  487,275
Other service charges,
  commissions and fees           19,454      17,710      66,336       58,634
Gain on sale of bank
  premises and equipment              -      15,207      15,132       15,207
Gain on sale of investment
  securities                          -       7,344           -        8,772
Other operating income           18,555      34,318      45,622       99,210
                             __________  __________  __________   __________

    TOTAL OTHER INCOME       $  166,273  $  241,809  $  556,954   $  669,098
                             __________  __________  __________   __________

OTHER EXPENSES

Salaries and wages           $  274,148  $  306,939  $  808,918   $  814,304
Employee benefits               104,163      65,291     243,458      190,153
Net occupancy expense            38,904      42,842     118,231      129,513
Furniture & equipment
  expense                        48,703      53,374     145,898      151,473
Loss on sale of other real
  estate                              -      33,980           -       33,980
Accounting fees                     265           -      21,340       13,002
FDIC assessments                 (4,140)     38,363      72,333      112,329
Postage                          20,058      17,120      52,089       48,031
Other operating expenses        119,615     143,331     397,480      425,492
                             __________  __________  __________   __________

    TOTAL OTHER EXPENSES     $  601,716  $  701,240  $1,859,747   $1,918,277
                             __________  __________  __________   __________

    INCOME BEFORE INCOME
      TAXES                  $  672,654  $  499,529  $1,886,501   $1,447,069

INCOME TAX PROVISION         $  259,975  $  151,084  $  702,862   $  521,500
                             __________  __________  __________   __________

     NET INCOME              $  412,679  $  348,445  $1,183,639   $  925,569
                             __________  __________  __________   __________

EARNINGS PER SHARE (Based
  on 1,218,046, 1,206,673
  1,218,046 and 1,206,673
  shares outstanding,
    respectively)             $     .339  $     .289  $     .972   $     .767


                       COMMUNITY BANKSHARES INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Nine months ended September 30
                                  (UNAUDITED)
                                                   1995               1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $  1,183,639        $   925,569
  Adjustment to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation                                124,162            129,764
      Provision for loan losses                    81,000                  -
      Amortization and accretion of
        investment securities                       9,402             11,023
      Gain on sale of bank premises and
        equipment                                 (15,132)           (11,650)
      Gain on sale of securities                        -             (8,773)
      Loss on sale of other real estate                 -             33,980
      Changes in operating assets and
        liabilities:
          Increase in accrued interest
            receivable                           (100,904)           (46,902)
          Increase in prepaid expenses            (31,957)           (79,165)
          Increase in accrued interest
            payable                                51,215              7,008
       Net change in other operating assets
         and liabilities                         ( 79,861)            54,917
                                               __________         __________

                Net cash provided by
                  operating activities         $1,221,564          $1,015,771
                                               __________         __________

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment
    securities                                $         -         $   31,700
  Proceeds from maturities of investment
    securities                                  1,986,287          2,359,792
  Purchase of investment securities            (5,953,036)        (1,042,950)
  Net increase in loans made to
    customers                                  (1,580,173)        (4,358,054)
  Proceeds from sale of bank premises
    and equipment                                  71,610             19,750
  Proceeds from sale of other real estate          17,742            131,235
  Capital expenditures                            (32,237)          (224,576)
                                               __________         __________

               Net Cash used in
                 investing activities         $(5,489,807)       $(3,083,103)
                                               __________         __________




                       COMMUNITY BANKSHARES INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Nine months ended September 30
                                  (UNAUDITED)
                                                   1995             1994
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposit                    $ 10,233,247        $   224,274
  Dividends paid                                 (201,250)          (171,000)
  Issuance of common stock                         62,500                  -
                                               __________         __________
          Net cash provided by
            financing activities             $ 10,094,497        $    53,274
                                               __________         __________

          Increase(decrease)in cash and
            cash equivalents                  $ 5,826,254        $(2,014,058)

Cash and cash equivalents:
  Beginning of year                             4,726,432          6,740,608
                                               __________         __________

  End of third quarter                        $10,552,686        $ 4,726,550
                                               ==========         ==========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
    Cash payments for:
      Interest                                $ 2,030,967        $ 1,666,203
                                               ==========         ==========

      Income taxes                            $   733,836        $   529,935
                                               ==========         ==========

SUPPLEMENTAL SCHEDULE OF NON CASH
  INVESTING ACTIVITIES

     Purchase of property & equipment        $   (32,656)                  -
     Book value of asset traded-in                    419                  -
       Cash used to purchase
         property and equipment                  (32,237)           -
                                               ==========         ==========

     Proceeds from sale of other
       real estate                            $    42,742                  -
     Increase in loans                            (25,000)                 -
     Cash received  from sale of
       other real estate                           17,742                  -
                                               ==========         ==========

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


Results of Operations and Financial Condition

The Corporation recorded a net profit of $412,679 during the third quarter of 1995 compared to a net profit of $348,445 for the third quarter of 1994.
This was an increase of 18.43%. Income before income taxes for these periods was $672,654 for 1995 and $499,529 for 1994.

On a per share basis, net income for the third quarter of 1995 was $.34. This compares to $.29 for 1994. These figures reflect a 100% stock dividend in the form of a 2 for 1 stock split payable to stockholders of record as of July 31, 1995. During the third quarter, the company achieved a 17.71% return on average equity and a 1.89% return on average assets. This compares with a 15.87% return on average equity and a 1.59% return on average assets one year earlier.

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

The Company's net interest income was $1,140,097 in the third quarter in 1995, compared to $958,960 for the same quarter in 1994 and $826,344 for this period in 1993. This growth was partially driven by higher levels of earning assets which increased 9.58% in the third quarter of 1995, with average loans increasing 5.20%. Total interest income for the three months ending September 30, of 1995 and 1994 was $1,921,036 and $1,517,073, respectively. Loan growth was led by real estate lending. The increase in interest-earning assets was funded by a 7.40% increase in total average deposits. Total interest expense for the third quarter of 1995 and 1994 amounted to $780,939 and $558,113, respectively.

The net interest margin is a measure of net interest income performance. It represents the difference between interest income, including net loan fees earned, and interest expense, reflected as a percentage of average interest-earning assets. The Company's net interest margin was 5.65% for the period ending September 30, 1995 compared to 5.09% and 4.93% during the same period of 1994 and 1993.

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

The provision for loan losses totaled $32,000 during the third quarter of 1995. Because of recoveries totaling $110,506 during the first quarter of 1994, a transfer to the provision for loan losses was not deemed necessary in the third quarter of that year. In the opinion of management, the provision charged to operations is sufficient to absorb the current year's net losses while continu-ing to maintain the allowance for loan losses at an appropriate level.

Net recoveries for the third quarter of 1995 were $3,744 compared to net charge-offs of $1,971 for the same period in 1994 and $39,387 in 1993. As of September 30, 1995 the ratio of allowance for loan losses to total loans, net of unearned income, was 1.26% compared to 1.10% as of September 30, 1994.

The coverage provided by the allowance for loan loss reserves for non-performing loans was .626X at September 30, 1995 as compared to a coverage of 5.81X at September 30, 1994. Management believes, based on its review, that the Company has adequate reserves to cover estimated future reduction of carrying values that may be required on these loans.

  Nonaccural loans and past due loans are shown as follows:

                                              9/30/95         12/31/94
Commercial
       Nonaccrual                            $  53,099        $  3,998
       Contractually past due 90 days
              or more                          126,644           4,000

Installment
       Nonaccrual                               11,192          13,598
       Contractually past due 90 days
              or more                            8,378              -

Real Estate
        Nonaccrual                             216,695              -
        Contractually past due 90 days
                or more                          872,000          542,217
                                            _____________       ____________
                                             $1,288,008         $563,813

Nonperforming loans to total loans
  at end of period                             2.04%              .92%


Noninterest Income and Noninterest Expenses

Noninterest income decreased 31.24% in the third quarter of 1995 compared to an increase of 10.22% in 1994. In past quarters, a component of non-interest income was from the factoring of accounts receivables loans. The reduction of activity in this program has contributed to the decrease in non-interest income. In addition, non-sufficient funds charges for the third quarter of 1995 decreased 23.30% over the third quarter of 1994 due to the closing of a branch office on March 31, 1995. Of the $166,273 in noninterest income, $128,264 was provided by service charges on deposit accounts.

Total noninterest expenses decreased 14.19% to $601,716 in the third quarter of 1995, compared to an increase of 13.62% to $701,240 in 1994. Salaries and em-ployee benefits, the largest component of noninterest expenses, increased
1.63% in the third quarter of 1995 over 1994. During the third quarter of 1993, by approval of the Board of Directors, bank management created an Executive Incentive Compensation Plan for key management personnel based on the results of the Bank's performance. Due to the adoption of this plan, the amount charged to salaries for this plan for the third quarter of 1995 was $26,454. Other than this significant change, employee benefits remain constant.

In addition, the Board of Directors created a Directors Performance Adjusted Fees Program. This plan provides for the adjustment of directors' fees based on meeting certain goals. This program had the effect of increasing other operating expenses for the third quarter by $10,119.

The plans described above are based upon the attainment of specified ROA levels which are computed by using monthly average assets. The amounts accrued under these plans are based on net income reflected through September 30, 1995 on an annualized basis.

Liquidity and Interest Rate Sensitivity

Liquidity. Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liability liquid-ity. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' re-quirements and meet its customers' credit needs.

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

Loans, net of unearned income, to deposits were 80.45% as of September 30, 1995. At September 30, 1995, 64.69% of total loans were due to mature in one year or less. When loans with a variable rate are included with those due to mature in one year or less, this percentage increases to 77.14%.

Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest assets relative to sensitive liabilities over specific time intervals.

At September 30, 1995, the Company had a slight negative gap position. This liability sensitive position during times of increasing rates typically has the effect of reducing the net interest margin.


Capital Resources and Adequacy

he primary source of capital for the Company in recent years has been internally generated retained earnings. Average stockholders' equity increased 14.59% in the third quarter of 1995 over 1994 and the return on average total assets was 1.89% in the third quarter of 1995.

The Company's capital position continues to exceed regulatory minimums. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital and Leverage ratios. Tier 1 Capital consist of common and qualifying preferred stockholders' equity less goodwill. Total Capital consists of Tier 1 capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk weighted assets which consist of both on and off-balance sheet risks. The Company's Tier 1 Capital ratios were 14.03% at September 30, 1995 compared to 12.63% at December 31, 1994. The Total Capital ratios were 15.24% at September 30, 1995 and 13.70% at December 31, 1994. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00% respectively. The Leverage ratios consist of Tier 1 Capital divided by quarterly total assets. At September 30, 1995, the Company's Leverage ratio was 10.31% which exceeded the required minimum leverage ratio of 4.00%, as shown in the following table:

                                  (Unaudited)
                              __________________     _________________
                              September 30, 1995     December 31, 1994
                              __________________     _________________
Tier 1 Capital                    $ 9,347,966         $ 8,595,800

Tier 2 Capital                        806,195             724,891
                                  ___________         ___________
  Total Qualifying Capital        $10,154,161         $ 9,320,691

Adjusted Total Assets (including
  off-balance sheet exposure)     $66,624,276         $64,978,234

Tier 1 Risk-Based Capital Ratio        14.03%              12.63%

Total Risk-Based Capital Ratio         15.24%              13.70%

Leverage Ratio                         10.55%              11.11%


The Company's principal source of cash income is dividend payments from the Bank. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of September 30, 1995, The Bank had approximately $3.8 million of retained earnings available for distribution to the Company as dividends without prior regulatory approval.

Current Accounting Developments

The Financial Accounting Standards Board has issued Statement 114, Accounting by Creditors for Impairment of a Loan, which becomes effective for years beginning after December 31, 1994. Earlier application is permitted. The Statement generally required impaired loans to be measured on the present value of expect-ed future cash flows discounted at the loan's effective interest rate or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The Bank adopted this Statement for the year beginning January 1, 1995, and anticipates no material effect on its financial position and results of operations upon the adoption of this statement.

Other

To better serve the marketplace, operations ceased at its West Washington Street branch as of March 31, 1995. There has been no deterioration of the company's deposit base as a result of this decision and management does not anticipate earnings and profits to be materially affected.

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

At its July 18, 1995 meeting, the corporation's Board of Directors declared a 2 for 1 stock split of common stock effective in the form of a 100% stock dividend payable August 31, 1995 to stockholders of record as of July 31, 1995. The par value of the additional shares of common stock issued in connection with the stock split was credited to common stock and a like amount charged to retained earnings.

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

ITEM:

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

5.   Other Information
     None

6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the nine months ended September 30, 1995.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



COMMUNITY BANKSHARES INCORPORATED





Nathan S. Jones, 3rd.
President and Chief Executive Officer



Lillian M. Umphlett
Vice-President/Chief Financial Officer


Date: November 10, 1995