Form 10-K405
period 1995-12-31
COMMUNITY BANKSHARES INC /VA/
filed 1996-03-29
CIK 742279

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-K
                             ANNUAL REPORT PURSUANT
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                         COMMISSION FILE NUMBER 0-13100


                        COMMUNITY BANKSHARES INCORPORATED
             (Exact name of registrant as specified in its charter)

       Virginia                                    54-1290793
(State of incorporation)              (I.R.S. Employer Identification No.)

200 North Sycamore Street, P. O. Box 2166, Petersburg, Virginia 23803 (Address of principal executive offices)

Registrant's telephone number, including area code:  (804) 861-2320

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                Name of exchange on which registered

      Common Stock, $3 par value                   Over the Counter

Securities registered pursuant to Section 12(g) of the Act:   None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

Indicate by a check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X).

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

$15,950,000 at March 21, 1996.

APPLICABLE TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock:

1,150,000 shares of Common Stock, $3 par value, as of December 31, 1995.

DOCUMENTS INCORPORATED BY REFERENCE. The following documents are incorporated by reference in this Form 10-K in the Parts indicated:


1. Those portions of the Annual Report to Stockholders for fiscal year ended December 31, 1995, incorporated herein by reference in Items 6, 7 and 8.

2.  Proxy Statement for 1996 Annual Meeting of Stockholders of the Company.



Total number of pages, including cover page - 119

                        COMMUNITY BANKSHARES INCORPORATED


Item 1.           Business

GENERAL

         COMMUNITY BANKSHARES INCORPORATED (CBI) AND THE COMMUNITY BANK. CBI's sole business is to serve as a holding company for The Community Bank. CBI was incorporated as a Virginia corporation on January 24, 1985, and on January 1, 1985, it acquired all of the issued and outstanding shares of The Community Bank's capital stock.

         The Community Bank was incorporated in 1973 under the laws of the Commonwealth of Virginia. Since The Community Bank opened for business on June 10, 1974, its main banking and administrative office has been located at 200 North Sycamore Street, Petersburg, Virginia. The Community Bank opened a branch office in Colonial Heights, Virginia, during 1984. In 1985, The Community Bank opened its newest branch in the village of Chester in Chesterfield County, Virginia.

         PRINCIPAL MARKET AREA. The Community Bank concentrates its marketing efforts in the cities of Petersburg, and Colonial Heights, Virginia, and in the adjacent counties of Prince George, Dinwiddie and Chesterfield, including the village of Chester in Chesterfield County. As of December 31, 1995, The Community Bank had approximately $42.9 million of deposits in the City of Petersburg; $14.9 million of deposits in the City of Colonial Heights; and $19.3 million of deposits in the village of Chester. CBI's present intention is to continue concentrating its banking activities in its current market.

         BANKING SERVICES. Through its network of banking facilities, The Community Bank provides a wide range of commercial banking services to individuals and small and medium-sized businesses. The Community Bank conducts substantially all of the business operations of a typical independent, commercial bank, including the acceptance of checking and savings deposits, and the making of commercial real estate, personal, home improvement, automobile and other installment and term loans. The Community Bank also offers other related services, such as travelers' checks, safe deposit, lock box, depositor transfer, customer note payment, collection, notary public, escrow, drive-in facility and other customary banking services. Trust services are not offered by The Community Bank.

         The accounts of The Community Bank's depositors are insured up to $100,000 for each account holder by the Federal Deposit Insurance Corporation, an instrumentality of the United States Government. Insurance of The Community Bank's accounts is subject to the statutes and regulations governing insured banks, to examination by the Federal Deposit Insurance Corporation, and to certain limitations and restriction imposed by that agency.

LENDING ACTIVITIES

         LOAN PORTFOLIOS. CBI is a residential mortgage and residential construction lender and also extends commercial loans to small and medium-sized businesses within its primary service area. Consistent with its focus on providing community-based financial services, CBI does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside its primary service area.

         The principal economic risk associated with each of the categories of loans in CBI's portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions. In an effort to manage the risk, CBI's policy gives loan amount approval limits to individual loan officers based on their level of experience. The risk associated with real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations and value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial loans varies based upon the strength and activity of the local economy of CBI's market area. The risk associated with real estate construction loans varies based upon the supply and demand for the type of real estate under construction. Most of CBI's residential real estate construction loans are for pre-sold and contract homes.

         RESIDENTIAL MORTGAGE LENDING. CBI originates conventional fixed rate and adjustable rate residential mortgage loans. All fixed rate loans are for a term of three years or less, unless the loan is to be fully amortized in 60 equal monthly payments. CBI does not originate residential mortgage loans for resale in the secondary market. Many of CBI's residential mortgage loan customers do not satisfy secondary mortgage market criteria. Such customers can qualify for a loan by providing larger down payments or third-party guarantors.

         RESIDENTIAL CONSTRUCTION LENDING. Because of the attractive adjustable rates available, CBI makes construction loans for residential purposes. These include both construction loans to experienced builders and loans to consumers for owner-occupied residences. CBI does not actively solicit loans to builders for homes that are not pre-sold. Construction lending entails significant additional risk as compared with residential mortgage lending. Construction loans to builders can involve larger loan balances concentrated with single borrowers or groups of related borrowers. Also, with construction loans, funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. Residential construction loans to customers, for which a permanent loan commitment from another lender approved prior to loan closing is required, are subject to the additional risk of the permanent lender failing to provide the necessary funds at closing, either due to the borrower's inability to fulfill the terms of his commitment or due to the permanent lender's inability to meet its funding commitments. In addition to its unusual credit analysis of the borrowers, CBI seeks to obtain a first lien on the property as security for its construction loans.

         COMMERCIAL REAL ESTATE LENDING. CBI provides permanent mortgage financing for a variety of commercial projects. In the normal course of business, CBI will provide financing for owner-occupied properties and for income producing, non-owner occupied projects which meet all the guidelines established by loan policy. These loans generally do not exceed 65% of current appraised or market value, whichever is lower, for unimproved land and 75% for improved commercial real estate. Such loans are written on terms which provide for a maturity provision of from one to three years.

         Construction loans for the purpose of constructing commercial projects are provided for periods of not greater than one year, at floating rates of interest and are convertible to permanent financing consistent with terms outlined in CBI loan policy. When a construction loan agreement is entered into, particular care is taken to govern the process of the loan and, both initial project review and periodic inspections are conducted by competent personnel who are independent of CBI. Advance ratios are closely monitored and appropriate construction reserves are established.

          CONSUMER LENDING. CBI currently offers most types of consumer demand, time and installment loans, including automobile loans.

         COMMERCIAL BUSINESS LENDING. As a full-service community bank, CBI makes commercial loans to qualified small businesses in CBI's market area. Commercial business loans generally have a higher degree of risk than residential mortgage loans but have commensurately higher yields. To manage these risks, CBI generally secures appropriate collateral and carefully monitors the financial condition of its business borrowers and the concentration of such loans in CBI's portfolio. Most of CBI's commercial loans are secured by real estate, which is viewed by CBI as the principal collateral securing such loans. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate or real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are either unsecured or secured by business assets, such as real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for secured commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate.

         COLLECTION PRACTICES. Often, CBI will not immediately proceed to foreclose on real estate loans that become more than 90 days past due. Instead, CBI will permit the borrower to market and sell the collateral in any orderly manner. If the borrower does not sell the collateral within a reasonable time, CBI will foreclose and sell the collateral. CBI's experience has been that losses on well collateralized real estate loans are minimized when it works with borrowers in this manner, although its practice of working with borrowers at times results in relatively high balances of past due loans. CBI also has found that its loan collection practices enable it to compete with larger and less flexible financial institutions that are not based in the community. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets".

COMPETITION

         The Community Bank encounters strong competition for its banking services within its primary market area. There are seven commercial banks actively engaged in business in the cities of Petersburg and Colonial Heights, Virginia, including approximately five major statewide banking organizations. Finance companies, mortgage companies, credit unions and savings and loan associations also compete with The Community Bank for loans and deposits. In addition, in some instances, The Community Bank must compete for deposits with money market mutual funds that are marketed nationally. Many of The Community Bank's competitors have substantially greater resources than The Community Bank.

EMPLOYEES

         As of December 31, 1995, The Community Bank had 33 full-time and 11 part-time employees. Management of The Community Bank considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and The Community Bank has never experienced any strike or labor dispute.

SUPERVISION AND REGULATION

         Banks and their holding companies are extensively regulated entities. CBI is currently a holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve). CBI's sole subsidiary is The Community Bank, a Virginia chartered bank which is subject to supervision and regulation by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the SCC).

         The regulatory discussion is divided into two major subject areas. First, the discussion addresses the general regulatory considerations governing bank holding companies. This focuses on the primary regulatory considerations applicable to CBI as a bank holding company. Second, the discussion addresses the general regulatory provisions governing depository institutions. This focuses on the regulatory considerations of The Community Bank.

         The discussion below is only a summary of the principal laws and regulations that comprise the regulatory framework. The descriptions of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and are qualified in their entirety by reference to applicable laws and regulations.

BANK HOLDING COMPANIES

         The BHC Act generally limits the activities of the bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

         Formerly the BHC Act prohibited the Federal Reserve from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries are principally conducted, unless such an acquisition was authorized by statute of the state where the bank whose shares were to be acquired was located. However, under federal legislation enacted in 1994, the restriction on interstate acquisitions was abolished, effective September 1995. A bank holding company from any state now may acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks also will be able to branch across state lines by acquisition, merger or de novo, effective June 1, 1997 (unless state law would permit such interstate branching at an earlier date), provided certain conditions are met, including that applicable state law must expressly permit such interstate branching.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries that are designed to reduce potential loss exposure to the depositors of the depository institutions and to the FDIC insurance fund. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Bank Insurance Fund
(BIF). The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         Banking laws also provide that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of any bank subsidiaries.

CERTAIN REGULATORY CONSIDERATIONS

         REGULATORY CAPITAL REQUIREMENTS. All financial institutions are required to maintain minimum levels of regulatory capital. The federal bank regulatory agencies have established substantially similar risked based and leverage capital standards for financial institutions they regulate. These regulatory agencies also may impose capital requirements in excess of these standards on a case-by-case basis for various reasons, including financial condition or actual or anticipated growth. Under the risk-based capital requirements of these regulatory agencies, The Community Bank is required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of The Community Bank as of December 31, 1995 are 14.94% and 16.10%, exceeding the minimums required. Based upon the applicable Federal Reserve regulations, at December 31, 1995, CBI and The Community Bank would be considered "well capitalized".

         In addition, the federal regulatory agencies have established a minimum leverage capital ratio (Tier 1 capital to tangible assets). These guidelines provide for a minimum leverage capital ratio of 3% for banks and their respective holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above that minimum. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The leverage ratio of CBI as of December 31, 1995, was 11.49%, which is well above the minimum requirements.

         Each federal regulatory agency is required to revise its risk-capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Federal Reserve and the FDIC have jointly solicited comments on a proposed framework for implementing the interest rate risk component of the risk-based capital guidelines. Under the proposal, an institution's assets, liabilities, and off-balance sheet positions would be weighed by risk factors that approximate the instruments' price sensitivity to a 100 basis point change in interest rates. Institutions with interest rate risk exposure in excess of a threshold level would be required to hold additional capital proportional to that risk. In 1994, the federal bank regulatory agencies solicited comments on a proposed revision to the risk-based capital guidelines to take account of concentration of credit risk and the risk of nontraditional activities. The revision proposed to amend each agency's risk-based capital standards by explicitly identifying concentration of credit risk and the risk arising from nontraditional activities, as well as an institution's ability to manage those risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The proposal was adopted as a final rule by the federal bank regulatory agencies and subsequently became effective on January 17, 1995. CBI does not expect the final rule to have a material impact on their capital requirements; however, the Federal regulatory agencies may, as an integral part of their examination process, require CBI to provide additional capital based on such agency's judgments of information available at the time of examination.

         The following table summarizes the minimum regulatory and current capital ratios for CBI on a consolidated basis, at December 31, 1995.

                                 Capital Ratios

                                                       Regulatory  CBI
                                                        Minimum   Current
                                                        -----     ------
Risk-based capital
    Tier 1 (2) .....................................      4.00%   14.94%
    Total (2) ......................................      8.00%   16.10%
Leverage (1) (2) ...................................      3.00%   11.49%
Total shareholders' equity to total assets .........       N/A    11.10%


----------------
(1) Leverage ratio is calculated by Tier 1 capital as a percentage of quarterly period end assets

(2) Calculated in accordance with the Federal Reserve's capital rules, with adjustment for net unrealized depreciation on securities available for sale.

         LIMITS ON DIVIDENDS AND OTHER PAYMENTS. Certain state law restrictions are imposed on distributions of dividends to shareholders of CBI. CBI shareholders are entitled to receive dividends as declared by the CBI Board of Directors. However, no such distribution may be made if, after giving effect to the distribution, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than its total liabilities. There are similar restrictions with respect to stock repurchases and redemptions.

         The  Community  Bank  is  subject  to  legal   limitations  on  capital
distributions including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the statute). For all state member banks of the Federal Reserve seeking to pay dividends, the prior approval of the applicable Federal Reserve Bank is required if the total of all dividends declared in any calendar year will exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years. Federal law also generally prohibits a depository institution from making any capital distribution (including payment of a dividend or payment of a management fee to its holding company) if the depository institution would thereafter fail to maintain capital above regulatory minimums. Federal Reserve Banks are also authorized to limit the payment of dividends by any state member bank if such payment may be deemed to constitute an unsafe or unsound practice. In addition, under Virginia law no dividend may be declared or paid that would impair a Virginia chartered bank's paid-in capital. The Virginia SCC has general authority to prohibit payment of dividends by a Virginia chartered bank if it determines that the limitation is in the public interest and is necessary to ensure the bank's financial soundness.

         Most of the revenues of CBI and CBI's ability to pay dividends to its shareholders will depend on dividends paid to it by The Community Bank. Based on The Community Bank's current financial condition, CBI expects that the above-described provisions will have no impact on CBI's ability to obtain dividends from The Community Bank or on CBI's ability to pay dividends to its shareholders. At December 31, 1995, the Bank had $3.567 million of retained earnings legally available for the payment of dividends to CBI.

         In addition to the regulatory provisions regarding holding companies addressed above, The Community Bank is subject to extensive regulation as well. The following discussion addresses certain primary regulatory considerations affecting The Community Bank.

         The Community Bank is regulated extensively under both federal and state law. The Community Bank is organized a Virginia chartered banking corporation and is regulated and supervised by the Bureau of Financial Institutions of the Virginia SCC. As a member of the Federal Reserve System as well, The Community Bank is regulated and supervised by the Federal Reserve Bank in Richmond. The Virginia SCC and the Federal Reserve Bank of Richmond conduct regular examinations of The Community Bank, reviewing such matters as the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of their operations. In addition to these regular examinations, The Community Bank must furnish the Virginia SCC and the Federal Reserve with periodic reports containing a full and accurate statement of its affairs. Supervision, regulation and examination of banks by these agencies are intended primarily for the protection of depositors rather than shareholders.

         INSURANCE OF ACCOUNTS, ASSESSMENTS AND REGULATION BY THE FDIC. The Community Bank's deposits are insured up to $100,000 per insured depositor (as defined by law and regulation) through the BIF. The BIF is administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by BIF-insured institutions. The actual assessment to be paid by each BIF member is based on the institution's assessment risk classification and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

         The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution, including The Community Bank, if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of The Community Bank's deposit insurance.

         OTHER SAFETY AND SOUNDNESS REGULATIONS. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized", as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

         In addition, FDIC regulations require that management report on the institution's responsibility to prepare financial statements, and to establish and to maintain an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness; and that independent auditors attest to and report separately on assertions in management's reports concerning compliance with such laws and regulations, using FDIC-approved audit procedures.

         Each of the federal banking agencies also must develop regulations addressing certain safety and soundness standards for insured depository institutions and depository institution holding companies, including compensation standards, operational and managerial standards, asset quality, earnings and stock valuation. The federal banking agencies have issued a joint notice of proposed rulemaking, which requested comment on the implementation of these standards. The proposed rule sets forth general operational and management standards in the areas of internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. The proposed contemplates that each federal agency would determine compliance with these standards through the examination process, and if necessary to correct weaknesses, require an institution to file a written safety and soundness compliance plan. CBI has not yet determined the effect that the proposed rule would have on its operations and the operations of its depository institution subsidiary if it is enacted substantially as proposed.

         COMMUNITY REINVESTMENT. The requirements of the Community Reinvestment Act (CRA) affect The Community Bank. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. To the best knowledge of The Community Bank, it is meeting its obligations under the CRA.


Item 2.           Properties.

         CBI's offices and The Community Bank's main office are located in two 3,500 square feet condominiums in a seven-story masonry building located at 200 North Sycamore Street, Petersburg, Virginia. The first floor includes a drive-in facility, which is serviced by tellers located inside The Community Bank through a closed circuit TV/pneumatic tube system. The Community Bank's branch office at 2618 South Crater Road in Petersburg was opened in 1979. The South Crater Road office occupies a one and one-half story 2,100 square foot brick building of Colonial design. In 1984, the Community Bank opened a branch office in Colonial Heights, located at 2000 Snead Avenue in a 640 square foot office of contemporary design. In 1985, The Community Bank opened its newest branch in Chester, located at 4203 West Hundred Road in a 1,600 square foot brick office of contemporary design. The Community Bank owns the land and the building in which the South Crater Road and Chester branches operate, and leases the Colonial Heights facility.

         CBI's  facilities  and  equipment  are  considered   adequate  for  its
immediate needs and for foreseeable expansion.

Item 3.  Legal Proceedings.

         None.


Item 4.  Submission of Matters to Vote of Security Holders.

         None.


Item 5.  Market for Company's Common Stock and Related Stockholder
         Matters.

         As of December 31, 1995, the Company had 724 shareholders of record of its Common Stock.

         Except for one share issued for organizational purposes in 1984, the Company did not issue any shares of its Common Stock until January 1, 1985, at which time each share of common stock outstanding of the Bank was automatically converted into the right to receive one-third share of the Company's Common Stock.

         The following table sets forth, for the quarters indicated, the high and low sale prices for CBI Common Stock on the OTC Bulletin Board since May 1994 and the high and low bid prices of trades known to CBI on the over-the-counter market for stock prices reported locally through the regional quotation system before May 1994 and per share dividends paid during the respective periods.



                             CBI Market Price and Dividends


                                        Sales Price (1)            Dividends (1)
                            Number of   ----------------------------------------
                             Shares         High          Low
                              ------------------------------------
1993:
    1st quarter             58,239            5.750         4.500      .010
    2nd quarter             43,135            6.750         5.750
    3rd quarter             27,397            7.375         6.625
    4th quarter             31,462            8.000         7.250
1994:
    1st quarter             20,399            8.625         8.000      .015
    2nd quarter             10,794            9.125         8.500
    3rd quarter             87,842            9.720         9.000
    4th quarter             29,856           10.500         9.500
1995:
    1st quarter             28,500           10.625        10.500      .175
    2nd quarter             36,982           11.500        10.500
    3rd quarter             41,680           11.250        10.500
    4th quarter             72,288           13.250        10.500



-------------
(1) All prices and dividends are adjusted for a 100% stock dividend paid on August 31, 1995.

DIVIDENDS

         The Company declared annual dividends of $201,250 and $171,000 on its Common Stock during 1995 and 1994, respectively. The Company's management presently intends to continue the Bank's policy of paying out 11.5% to 17.5% of the previous year's earnings as dividends.

LIMITS ON DIVIDENDS AND OTHER PAYMENTS

         As noted in Item 1. Business, the Bank is limited in the amount of dividends it may pay to the Company in any given year. At December 31, 1995, the Bank had $3.567 million of retained earnings legally available for the payment of dividends to the Company.

Item 6.            Selected Financial Data.

COMPARATIVE SUMMARY OF EARNINGS

         The following table presents a Comparative Summary of Earnings of the Company for the five years ended December 31, 1995. These statements should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this filing.




                                                                Years Ended December 31,
                                  -------------------------------------------------------------------------
                                          1995         1994          1993           1992            1991
                                  -------------------------------------------------------------------------
Income Statement Data:                           (in thousands, except ratios and per share data)
Net interest income . . . . . . .   $   4,472     $   3,784     $   3,187       $   2,924        $   2,681
Provision for loan losses  . . . .        247            66           120             372              260
                                  -------------------------------------------------------------------------
Net interest income after
  provision for loan losses . . .   $   4,225     $   3,718     $   3,067       $   2,552        $   2,421
Noninterest income . . . . . . . .        753           801           859             794              681
Noninterest expense . . . . . . .       2,499         2,547         2,281           2,058            2,011
                                  --------------------------------------------------------------------------
Income before income taxes . . . .  $   2,479     $   1,972     $   1,645       $   1,288        $   1,091
Income taxes . . . . . . . . . . .        856           660           566             442              348
                                  --------------------------------------------------------------------------
Net income . . . . . . . . . . . .  $   1,623     $   1,312     $   1,079       $     846        $     743
                                  ==========================================================================

PER SHARE DATA (1):
Net income . . . . . . . . . . . .  $    1.34     $    1.10     $    0.95       $    0.74        $    0.65
Cash dividends . . . . . . . . . .  $   0.175     $    0.15     $    0.10       $    0.08        $   0.075
Book value at period end . . . . .  $    8.51     $    7.54     $    6.55       $    5.71        $    5.01

BALANCE SHEET DATA:
Total assets . . . . . . . . . . .     88,137        77,363        76,921          68,686           60,252
Loans, net . . . . . . . . . . . .     65,256        61,488        57,162          52,074           43,667
Securities . . . . . . . . . . . .     14,111         8,568        10,437           8,801            9,447
Deposits . . . . . . . . . . . . .     77,214        68,081        68,915          60,524           53,519
Stockholder's equity (1) . . . . .      9,784         8,596         7,470           6,515            5,761
Shares outstanding (1) . . . . . .  1,150,000     1,140,000     1,140,000       1,142,000        1,150,000

PERFORMANCE RATIOS (2):
Return on average assets . . . . .       1.91%         1.69%         1.48%           1.28%            1.29%
Return on average equity . . . . .      17.77%        16.25%        15.49%          13.86%           13.71%
Net interest margin (2) . . . . .        5.64%         5.29%         4.80%           4.92%            5.22%
Average loans to deposits . . . .       85.94%        87.88%        85.38%          82.67%           81.77%


ASSET QUALITY RATIOS:
Allowance for loan losses to
   period end loans . . . . . . .        1.15%         1.17%         1.05%           1.09%            1.13%
Allowance for loan losses to
   nonaccrual loans . . . . . . .        3.46x        41.20x        64.77x          11.47x            3.75x
Nonperforming assets to period end
   loans and other real estate
    owned . . . . . . . . . . . .        2.36%         1.32%         1.24%           0.98%            2.77%
Net chargeoffs (recoveries)
   to average loans . . . . . . .        0.33%        -0.08x         0.15%           0.62%            0.40%


--------------------------
(1) All per share information has been restated to reflect a 2 for 1 stock split effected in the form of a 100% stock dividend paid August 31, 1995.

(2) Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets.

         Certain selected financial information required by Item 6. is included in Management's Discussion and Analysis.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required by Item 7 of Form 10-K is contained in the Company's Annual Report to Stockholders for the year ended December 31, 1995, and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.

         The consolidated financial statements, together with the report thereon of Mitchell, Wiggins & Company LLP, is contained in the Company's 1995 Annual Report to Stockholders and is incorporated herein by reference.


Item 9.  Disagreements on Accounting and Financial Disclosure.

         None.


Item 10. Directors and Executive Officers of the Company.

         With respect to the directors and executive officers of the Company, the information required by Item 10 of Form 10-K appears in the Company's Proxy Statement for the 1996 Annual Meeting and is incorporated herein by reference.

Item 11. Executive Compensation.

         The information required by Item 11 of Form 10-K appears in the Company's Proxy Statement for the 1996 Annual Meeting and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 12 of Form 10-K appears in the Company's Proxy Statement for the 1996 Annual Meeting and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.

         The information required by Item 13 of Form 10-K appears in the Company's Proxy Statement for the 1996 Annual Meeting and is incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  (1)   The following documents are contained in the Company's 1995 Annual
              Report and are incorporated herein by reference.

              Financial Statements:
                 Independent Auditors' Report on the Consolidated Financial
                  Statements

                Consolidated Statements of Condition at December 31, 1995 and
                  1994

                Consolidated Statements of Income for the three years ended
                  December 31, 1995, 1994, and 1993

                Consolidated  Statements of Changes in Stockholders'  Equity for
                  the three years ended December 31, 1995, 1994, and 1993

                Consolidated  Statements of Cash Flows for the three years ended
                  December 31, 1995, 1994, and 1993

                Notes to Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)   Exhibits included herein:
              2 - Agreement And Plan Of Reorganization

              3 - Articles of Incorporation and By-laws (filed as an Exhibit to
                  Registrant's Registration Statement of Form S-14 and amendment No. 1 thereto, filed with the Commission on March 14, 1984 and July 10, 1984, respectively, and incorporated herein by reference)

             13 - Community Bankshares Incorporated 1995 Annual Report to
                  Stockholders

             21 - Subsidiaries of the Registrant

             23 - Consent of Mitchell, Wiggins & Company LLP

(b)  Reports on Form 8-K
       No reports on Form 8-K were filed for the year ended December 31, 1995.

                                    EXHIBITS

                           ANNUAL REPORT ON FORM 10-K

                       PURSUANT TO SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995



                        COMMUNITY BANKSHARES INCORPORATED

                         COMMISSION FILE NUMBER 0-13100

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, COMMUNITY BANKSHARES INCORPORATED has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                COMMUNITY BANKSHARES INCORPORATED

/s/ NATHAN S. JONES, 3RD.
    Nathan S. Jones, 3rd.
President and Chief Executive Officer

Date:   3-19-96

/s/ LILLIAN UMPLHLETT
    Lilliam Umphlett
Principal Financial Officer

Date:  3-19-96

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/BOBBY G. HOLDEN                    Date:  3-19-96
   Director


/s/PHILLIP H. KIRKPATRICK             Date:  3-19-96
   Director


/s/ELINOR B. MARSHALL                 Date:  3-19-96
   Director


/s/JAMES A. BOYD                      Date:  3-19-96
   Director


/s/A. L. SHEFFIELD                    Date:  3-19-96
   Director


/s/LOUIS C. SHELL                     Date:  3-19-96
   Director

                                  Exhibit Index


 2 - Agreement And Plan Of Reorganization

13 - Community Bankshares Incorporated 1995 Annual Report to Stockholders

21 - Subsidiaries of the Registrant

23 - Consent of Mitchell, Wiggins & Company LLP