Form 10-Q
period 1996-03-31
COMMUNITY BANKSHARES INC /VA/
filed 1996-06-27
CIK 742279

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

For quarter ended                                 Commission file
March 31, 1996                                     Number 2-89588
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

                                                   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                         Outstanding at March 31, 1996

Common stock, par value
$3.00 per share                    1,160,000



                   COMMUNITY BANKSHARES INCORPORATED

                                 INDEX

                                                              Page No.
                                                              --------

Part I. Financial Information
          Consolidated Balance Sheets -March 31, 1996 and
            December 31, 1995                                      3
          Consolidated Statements of Income - Three months
            ended March 31, 1996 and 1995                          4
          Consolidated Statements of Cash Flows
            Three months ended March 31, 1996 and 1995             6

        Management's Discussion and Analysis of the Financial
          Condition and Results of Operations                      8

Part II. Other Information                                        l7







Part I.  FINANCIAL INFORMATION

                     COMMUNITY BANKSHARES INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                      March 31, 1996      December 31, 1995
ASSETS
Cash and due from banks                 $  3,435,150           $  3,636,524
Federal funds sold                         4,182,000              2,281,000
                                          ----------             ----------
      Total cash and cash
        equivalents                     $  7,617,150           $  5,917,524
Investment securities:
  Available-for-sale, market value         1,658,346              1,752,646
  Held-to-maturity                        11,959,010             12,358,741
Loans (net of reserve for loan
  losses - 745,239 and 762,478)           66,157,949             65,255,723
Bank premises and equipment, net             992,939              1,024,856
Accrued interest receivable                  482,948                518,555
Other real estate, net                       340,714                467,588
Other assets                                 733,683                841,094
                                           ---------              ---------

      Total Assets                       $89,942,739            $88,136,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand deposits                        $14,040,675            $12,683,516
  Interest-bearing demand deposits        22,178,622             21,514,060
  Savings deposits                         7,851,295              7,409,280
  Time deposits, $100,000 and over         6,740,078              6,932,820
  Other time deposits                     27,830,644             28,673,838
                                          ----------             ----------
                                         $78,641,314            $77,213,514

Accrued interest payable                     391,089                417,782
Other liabilities                            312,556                391,644
Guaranteed debt of Employee Stock
  Ownership Trust                            330,000                330,000
                                           ---------               --------
     Total Liabilities                   $79,674,959            $78,352,940

STOCKHOLDERS' EQUITY
Capital stock                            $ 3,480,000            $ 3,450,000
Surplus                                       32,500                      -
Retained earnings                          7,084,982              6,645,036
Net unrealized holding gains on
  securities available-for-sale                  298                 18,751
                                           ---------              ---------
      Total Stockholders' Equity         $10,597,780            $10,113,787

      Unearned ESOP shares               $  (330,000)           $  (330,000)
                                          ----------             ----------
      Total Liabilities and
      Stockholders' Equity               $89,942,739            $88,136,727



                       COMMUNITY BANKSHARES INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                  Three Months         Fiscal Year To Date
                                     Ended             Three Months Ended
                                   March 30                 March 31

                                 1996        1995        1996        1995
INTEREST INCOME

Interest and fees on loans   $1,653,871  $1,487,222  $1,653,871   $1,487,222
Interest on investment
  securities:
    U.S. Government agencies
      and obligations           238,315     142,290     238,315      142,290
Other securities                  2,083           -       2,083            -
Interest on Federal funds
  sold and securities
  purchased under agreement
  to resell                      51,451      15,965      51,451       15,965
                              ---------   ---------   ---------    ---------
     TOTAL INTEREST INCOME   $1,945,720  $1,645,477  $1,945,720   $1,645,477
                              ---------   ---------   ---------    ---------
INTEREST EXPENSE

Interest on deposits            764,908     587,290     764,908      587,290
Interest on Federal funds
  purchased                           -       6,466           -        6,466
                              ---------   ---------   ---------    ---------
     TOTAL INTEREST EXPENSE  $  764,908  $  593,756  $  764,908   $  593,756
                              ---------   ---------   ---------    ---------
     NET INTEREST INCOME     $1,180,812  $1,051,721  $1,180,812   $1,051,721

PROVISION FOR LOAN LOSSES        35,000      23,000      35,000       23,000
                              ---------   ---------   ---------    ---------
     NET INTEREST INCOME
       AFTER PROVISION
       FOR LOAN LOSSES       $1,145,812  $1,028,721  $1,145,812   $1,028,721
                              ---------   ---------   ---------    ---------



                       COMMUNITY BANKSHARES INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                  (Continued)

                                Three Months          Fiscal Year To Date
                                    Ended             Three Months Ended
                                   March 31                March 31

                                 1996        1995        1996         1995
OTHER INCOME

Service charges on deposit
  accounts                   $  130,338  $  150,811  $  130,338   $  150,811
Other service charges,
  commissions and fees           20,088      19,532      20,088       19,532
Gain on sale of bank
  premises and equipment              -       2,400           -        2,400
Gain on sale of other
  real estate                    40,216           -      40,216            -
Other operating income            4,893      15,540       4,893       15,540
                              ---------    --------   ---------    ---------
    TOTAL OTHER INCOME       $  195,535  $  188,283  $  195,535   $  188,283

OTHER EXPENSES

Salaries and wages           $  273,101  $  270,194  $  273,101   $  270,194
Employee benefits                94,064      78,889      94,064       78,889
Net occupancy expense            50,351      42,587      50,351       42,587
Furniture & equipment
  expense                        46,291      56,548      46,291       56,548
Accounting fees                  18,500      19,500      18,500       19,500
FDIC assessments                    500      38,236         500       38,236
Postage                          15,262       5,357      15,262        5,357
Other operating expenses        151,162     132,659     151,162      132,659
                              ---------   ---------   ---------    ---------
    TOTAL OTHER EXPENSES     $  649,231  $  643,970  $  649,231   $  643,970

    INCOME BEFORE INCOME
      TAXES                  $  692,116  $  573,034  $  692,116  $   573,034

INCOME TAX PROVISION         $  252,170  $  223,169  $  252,170   $  223,169
                              ---------    --------    --------    ---------
     NET INCOME              $  439,946  $  349,865  $  439,946   $  349,865

Earnings per common and
  common equivalent share
  based on 1,249,672
  1,241,739,respectively     $      .35  $      .29  $      .35   $      .29
Earnings per common share,
  assuming full dilution
  based on 1,247,247,
  1,216,512,respectively     $      .35  $      .29  $      .35   $      .29






                       COMMUNITY BANKSHARES INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Three months ended March 31
                                  (UNAUDITED)

                                                   1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $    439,946        $   349,865
  Adjustment to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation                                 41,129             43,702
      Provision for loan losses                    35,000             23,000
      Amortization and accretion of
        investment securities                       2,396              3,317
      Gain on sale of bank premises and
        equipment                                       -             (2,400)
     Gain on sale of other real estate            (40,216)                 -
     Changes in operating assets and
        liabilities:
          (Increase) decrease in accrued
            interest receivable                    35,607            (10,297)
          Increase in prepaid expenses             (2,072)           (32,645)
          Increase (decrease) on accrued
            interest payable                      (26,693)             1,461
       Net change in other operating assets
         and liabilities                           39,901             38,381
                                               ----------          ---------
                Net cash provided by
                  operating activities        $   524,998         $  414,384

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investment
    securities                                    463,676            347,456
  Net increase in loans made to
    customers                                    (937,226)        (2,184,611)
  Proceeds from sale of bank premises
    and equipment                                       -              2,400
  Purchase of other real estate                   (17,947)
  Proceeds from sale of other real estate         184,750
  Capital expenditures                             (8,925)           (24,856)
                                                ---------          ---------
               Net Cash used in
                 investing activities         $(  315,672)       $(1,859,611)







                       COMMUNITY BANKSHARES INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Three months ended March 31
                                  (UNAUDITED)


                                                   1996             1995

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                    $ 1,427,800       $  3,835,739
  Issuance of common stock                         62,500             62,500
                                               ----------         ----------
          Net cash provided by
            financing activities              $ 1,490,300        $ 3,898,239
                                               ----------         ----------
          Increase(decrease)in cash and
            cash equivalents                  $ 1,699,626        $ 2,453,012

Cash and cash equivalents:
  Beginning of year                             5,917,524          4,726,432
                                               ----------         ----------
  End of first quarter                        $ 7,617,150        $ 7,179,444

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
    Cash payments for:
      Interest                                $   791,601        $   592,295

      Income taxes                            $   240,000        $   271,836

SUPPLEMENTAL SCHEDULE OF NON CASH
  FINANCING ACTIVITIES

     Declaration of dividends:
        Dividends declared                     $          -      $   201,250

        Increase in other liabilities                     -         (201,250)
                                                          -                 -


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Community Bankshares Incorporated. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

Overview. Net income for the first quarter of 1996 of $439,946 was an increase of 25.75% over the first quarter of 1995. The increase in net income during the quarter reflects primarily an increase in the lending volume and an improvement in the rates earned on interest-earning assets. Earnings per share for the quarter ended March 31, 1996 was $.35 up from $.29 for the same period last year.

The Bank increased net income 47.08% to $349,865 during the first quarter of 1995 over the first quarter of 1994. This increase was attributable to an increase in the net interest yield and to the 5.90% growth in the loan portfolio.

The Company's return on average equity and average assets has increased the first quarter of 1996 and 1995. The return on average equity was 17.55% for the quarter ended March 31, 1996, compared to 16.07% in 1995. The return on average assets amounted to 1.98%, 1.76% and 1.23% for the first quarter ended March 31, 1996, 1995 and 1994 respectively.

Net Interest Income. Net interest income represents the principal source of earnings for The Community Bank. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

Net interest income increased 12.3% to $1.181 million the first quarter of 1996. This increase was attributable to the growth in average earning assets and an increase in rates earned on interest-earning assets. The increase interest-earning assets which increased was due primarily to an increase in the lending volume which increased 3.9% for the first quarter and an increase of 65.48% in the investment portfolio for this same period. The Bank has had a consistent increase in loan demand. It is management's belief that the increase in the lending volume is a result of competitive pricing and, most importantly, responsiveness to loan demands. The ability to make a timely loan decision is an operating characteristic that often allows CBI the opportunity to meet the needs of borrowers before their competitors. The Bank is competitive with rates and origination fees charged on loans. However, since 80.2% of the Bank's loan portfolio may be repriced in one year or less, the Bank may respond quickly to market changes in rates.

Interest expense for the quarter ended March 31, 1996, increased 28.8% to $764,908 from $593,756 for the quarter ended March 31, 1995. This increase was due to an increase in rates on interest-bearing liabilities and an 8.2% increase in interest bearing liabilities from $59.689 million the first quarter of 1995 to $64.588 million in the same period in 1996. The increase in rates was created by national and regional economic factors.

Net interest income was $1.052 for the quarter ended March 31, 1995, an increase of 27.1% over the $827,459 reported in 1994. This increase was partially due to the 11.4% increase in interest-earning assets.
During the first quarter of 1995 interest expense increased by $41,223 over the first quarter of 1994 to $593,756.

Interest Sensitivity. An important element of both earnings performance and the maintenance of sufficient liquidity is management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest-sensitive assets and interest-sensitive liabilities in a specific time interval. The gap can be managed by repricing assets or liabilities, by replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities repricing in the same interval helps to hedge the risk and minimize the impact on net interest income in periods of rising or falling interest rates.

The objective on interest sensitivity management is to provide flexibility in controlling the response of both rate-sensitive assets and liabilities to wide and frequent fluctuations in market rates of interest so that the effect of such swings on net interest income is minimized. The most important part of this objective is to maximize earnings while keeping risks within defined limits. To reduce the impact of changing interest rates as much as possible, CBI attempts to keep a large portion of its interest-sensitive assets and liabilities in generally shorter maturities, usually one year or less. This allows CBI the opportunity to adjust interest rates as needed to react to the loan and deposit market conditions.

Management evaluates interest sensitivity through the use of a static gap model on a monthly basis and then formulates strategies regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These strategies are based on management's outlook regarding interest rate movements, the state of the regional and national economies and other financial and business risk factors. In addition, the Company establishes prices for deposits and loans based on local market conditions and manages its securities portfolio with policies set by itself.

The March 31, 1996 results of the rate sensitivity analysis show CBI had $7.736 million more in liabilities than assets subject to repricing within three months or less and was, therefore, in a liability-sensitive position. The cumulative gap at the end of one year was a positive $6.973 million, and, therefore in an asset-sensitive position. The one year positive gap position reflects a loan portfolio that is weighted predominantly in shorter maturities. Approximately $53.7 million, or 80% of the total loan portfolio, matures or reprices within on year or less. An asset-sensitive institution's net interest margin and net interest income generally will be impacted favorably by rising interest rates, while that of a liability-sensitive institution generally will be impacted favorably by declining rates.

Noninterest Income. For the quarter ended March 31, 1996, noninterest income increased 3.85% to $195,535. This increase is attributable to the sale of other real estate for which The Bank realized a gain of $40,216. The Bank has marketed "Free Checking" in order to increase deposits, to increase name recognition in the community, and at the same time, reduce the cost of funds. This has contributed to the 13.58% decrease of service charges on deposit accounts.

Noninterest income for the quarter ended March 31, 1995 was $188,283, a decrease of $20,875 or 9.98% from 1994. The decrease in service charges, commissions and fees of $2,999 or 2% was a contributing factor.

Noninterest Expense. Noninterest expense of $649,231 for the quarter ended March 31, 1996, was an increase of 8%. Salaries and employee benefits, the largest single component of noninterest expense had a slight increase of 5.2% for the quarter. The Bank was able to maintain a small increase in salaries of 1.1% as compared to previous years, due to the closing of its Washington Street branch. Management has shifted personnel to other locations to reduce the need for additional staffing during peak periods of operations.

Due to regulatory rate reductions, FDIC assessments declined by   98.7% or
$37,736, from the previous year's first quarter. In addition, general insurance decreased by $6,253 or 50.2% due to a new carrier on the general liability policy that offered more competitive rates.

For 1995, noninterest expense increased by $45,229 or 7.55% over 1994. Salaries and employee benefits increased 12.10% or $37,673 to $349,083 in the first quarter of 1995. During 1995, FDIC assessments continued to be a portion of noninterest expenses increasing by 3.4% to $38,236 from $36,983 during 1994. Other taxes increased 7.7% or $9,554 due to a change in regulatory guidance in the computation of state and local franchise tax.

Income Taxes. The provision for income taxes for the quarter ended
March 31, 1996 was $252,170, a 13.00% increase from the previous year's first quarter. The increase in the provision was due to the increase in taxable income.

The income tax provision for the first quarter ended March 31, 1995 was $223,169, up from $200,000 for the first quarter ending March 31, 1994.

Loan Portfolio. CBI's loan portfolio is comprised of commercial loans, real estate loans, home equity loans, consumer loans, participation loans with other financial institutions, and other miscellaneous types of credit. The primary markets in which CBI makes loans are generally in areas contiguous to its branch locations in the Cities of Petersburg and Colonial Heights, and Chesterfield County. The philosophy is consistent with CBI's focus on providing community-based financial services.

As of March 31, 1996 the loan portfolio was $66.158 million, net of unearned income, an increase from the prior year of 3.9% or $2.509 million. Real estate lending continues to be the growth of the portfolio with loans secured by real estate comprising 8.5% of total loans.

Loans, net of unearned income, were $63.650 million at March 31, 1995, up $2.5 million or 3.9% from March 31, 1994.

The Bank's unfunded loan commitments amount to $6.961 million as of March 31, 1996, up from $5.918 million at March 31, 1995. This increase is attributable to customer loan demands at a specific point in time.

Analysis of the Allowance for Loan Losses. The allowance for loan losses is an estimate of an amount adequate to provide for potential losses in the loan portfolio of the Bank. The level of loan losses is affected by general economic trends, as well as conditions affecting individual borrowers. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer companies identified by regulatory agencies.

The provision for loan losses for the quarter ended March 31, 1996 was $35,000, an increase of $12,000 over the same period in 1995. Management charged income for the provision deemed necessary based on its analysis of the loan portfolio. After reviewing the increase in nonperforming loans and specifically nonaccural loans, management feels the current year provision increases the allowance for loan losses to the desired level to cover potential losses. The Bank had charge-offs, net of recoveries of $52,509 during the first quarter of 1996, $41,581 over theprevious year. The provision for loan losses to totaled $23,000 for the quarter ended March 31, 1995.

As of March 31, 1996, the allowance for loan losses was $745,239 down from $746,723 at March 31, 1995. The allowance as of March 31, 1995 was up $28,166 over the $718,557 at March 31, 1994. The ratio of the allowance for loan loss to total loans, net of unearned income, has remained constant over the last three years 1.11% at March 31, 1996, 1.16% at March 31, 1995, and 1.18% at March 31,
1994. It is management's opinion that the allowance for loan losses is adequate to absorb any future losses that may occur.

The multiple of the allowance for loan losses to nonperforming assets was .91x at March 31, 1996, 1.59x at March 31, 1995 and 2.02x at March 31, 1994.
Management continually evaluates nonperforming loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

The allowance for loan losses related to loans identified as impaired is primarily based on the excess of the loan's current outstanding principal balance over the estimated fair market value of the related collateral. For a loan that is not collateral-dependent, the allowance is recorded at the amount by which the outstanding principal balance exceeds the current best estimate for the future cash flows on the loan discounted at the loan's effective interest rate.

Current accounting developments. The Financial Accounting Standards Board has issued two Statements, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and SFAS No. 123, Accounting for Stock-Based Compensation. The accounting requirements for these Statements was effective for fiscal years beginning after December 15,1995. No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Bank will estimate future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized.

SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. This Statement provides a fair value based method to measure compensation cost at the grant date based on the value of the award and is recognized over the service period.

The Bank adopted SFAS No. 121 and No. 123 beginning January 1, 1996, and anticipates no material effect on its results of operation upon the adoption of these Statements.


                             Nonperforming Assets


                                    March 31,      Dec 31,
                                    --------      ----------
                                       1996             1995

Nonaccrual loans                     $    246        $   220

Loans contractually past due 90
  days or more and still accruing         571            882
Troubled debt restructuring                  -             -
                                      ---------    ---------
  Total nonperforming loans          $    817          1,102

Other real estate owned                   341            468
                                      ---------    ---------
  Total nonperforming assets         $  1,158          1,570


Nonperforming assets to period-end
  total loans and other real estate       1.74%          2.36%


Loans, including impaired loans, are generally placed in nonaccrual status when loans are delinquent in principal and interest payments greater that 90 days and the loan is not well secured and in process of collection. Accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. As shown in the above table, the Bank does have loans that are contractually past due greater that 90 days that are not in nonaccrual status, however, those loans are still accruing because they are well secured and in the process of collection. A loan is well secured if collateralized by liens on real or personal property, including securities, that have a realizable value sufficient to discharge the debt in full or by the guarantee of a financially responsible party. Approximately 73% of these loans are collateralized by residential real estate. As of March 31, 1996, nonaccrual loans and loans contractually past due greater than 90 days have increased $243,000 over the March 31, 1995 levels, respectively.

If foreclosure of property is required, the property is generally sold at a public auction in which CBI may participate as a bidder. If the Bank is the successful bidder, the acquired real estate property is then included in the Bank's real estate owned account until it is sold.

Investment Securities. The securities portfolio is maintained to manage excess funds in order to provide diversification and liquidity in the overall asset management policy. The maturity of securities purchased are based on the needs of the Bank and current yields and other market conditions.


Securities are classified as held-to-maturity when management has the positive intent and the Bank has the ability at the time of purchase to hold them until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount.

Securities to be held for indefinite periods of time and not intended to be held-to-maturity or on a long-term basis are classified as available-for-sale and accounted for at fair market value on an aggregate basis. Unrealized gains or losses are reported as increases or decreases in stockholders's equity, net of the related deferred tax effect.

The book value of the investment portfolio as of March 31, 1996, was $13.617 million compared to $8.235 million at March 31, 1995.

Deposits. Deposits at March 31, 1996, were $78.641 million, up $6.723 million from 1995, an increase of 9.35%. The growth in deposits was led by the 14.85% increase in non-interest demand deposits, which increased from $12.225 million at March 31, 1995, to $14.041 million at March 31, 1996. At March 31, 1996, certificates of deposit in excess of $100,000 had grown by $1.622 million, an increase of 31.7% over March 31, 1995 levels.

Deposits at March 31, 1995 were $71.918 million a 5.5% increase from 1994. Certificates of deposit of $100,000 or more increased by $622 million from 1994 levels. Noninterest-bearing deposits were 17% of total deposits at March 31, 1995 compared to 16.2% at March 31, 1994.

Capital Resources. The adequacy of the Bank's capital is reviewed by management on an ongoing basis with reference to the size, composition and quality of the Bank's asset and liability levels and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

The primary source of capital for CBI is internally generated retained earnings. Average stockholder's equity increased 15.1% during the first quarter of 1996 over 1995. Similarly, average stockholder's equity increased 16.0% in 1995 over 1994.

The FDIC has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0% of which at least 4.0% must be tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Bank had a ratio of risk-weighted assets to total capital of 16.10% at December 31, 1995 and a ratio of risk-weighted assets to Tier 1 capital of 14.94%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.


                              Analysis of Capital

                                   (Unaudited)
                                 March 31, 1996     Dec 31, 1995
                                 --------------     --------------
Tier 1 Capital
  Common stock                     $3,480           $  3,450
  Surplus                              33                  0
  Retained earnings                 7,085              6,645
  Unearned ESOP shares               (330)              (330)
                                ---------          ---------
    Total Tier 1 Capital         $ 10,268           $  9,765

Tier 2 Capital
  Allowance for loan losses           745                762
                                ---------          ---------
       Total Tier 2 Capital      $    745           $    762
                                ---------          ---------
       Total risk-based capital  $ 11,013           $ 10,527

Capital Ratios:

  Tier 1 risk-based capital        15.28%             14.94%
  Total risk based capital         16.39%             16.10%
  Tier 1 capital to average
    total assets                   11.42%             11.49%


Liquidity. Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investment in Treasury securities, and loans maturing within one year. As a result of the Bank's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Bank maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customer's credit needs.

For the quarter ended March 31, 1996 the Bank provided cash or liquidity from operations in the amount of $524,998. This increase in funds in addition to $1.428 million increase in deposits has given the Bank approximately $1.952 million in funds available for investment during the first quarter of 1996. In determining investment strategies management considers objectives for the composition of the loan and investment portfolio, such as type, maturity distribution, and fixed or variable interest rate characteristics of investment opportunities. Management's use of funds has included the funding of a $937,226 increase in loan demands. With 80.2% the loan portfolio repricing or maturing in the next twelve months the Bank has enough asset liquidity to meet the needs of maturing deposits.

Impact of Inflation and Changing Prices. The consolidated financial statements and related data presented have been prepared in accordance with generally accepted accounting principles, which require the measurement of the financial position and operating results of CBI in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Virtually all of the assets of CBI are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than he effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as prices of goods and services.


Other Matters. On December 12, 1995, the Board of Directors unanimously voted to enter into an Agreement and Plan for Reorganization (the plan) with Commerce Bank of Virginia to combine their businesses. Commerce Bank of Virginia is a Virginia state bank with its principal office located in Richmond, Virginia. The combination of the two companies will be consummated through a Share Exchange under Virginia law. Under the terms of the Plan, Commerce Bank of Virginia would become a wholly-owned subsidiary of Community Bankshares Incorporated. For each share owned, the shareholders of Commerce Bank of Virginia would receive 1.4044 share of stock of Community Bankshares Incorporated. It is anticipated that the transaction will qualify for and be accounted for as a pooling of interests. The stockholders of Community Bankshares Incorporated and Commerce Bank of Virginia will be asked to consider and vote on the proposed Plan at their Annual Meeting. If adopted by the shareholders, it is anticipated that the transaction will become effective late in the second quarter of 1996. The proposed transaction is subject to approval by regulatory authorities.

If the transaction had been consummated prior to March 31, 1996, the accompanying financial statements would have included the financial position and results of operations of Commerce Bank of Virginia. Interest income, net income, and net income per share for the two years ended March 31, 1996 would have been as follows:

                           March 31,
                     1996             1995         Dec 31, 1995
                     ---------------------        --------------
                          (in thousands, except per share data)

Interest Income       $3,357           $2,842           $12,682
Net income            $  691           $  494           $ 2,355
Earning per common
  and equivalent
  share               $  .35           $  .27           $  1.27
Earnings per common
  share, assuming
  full dilution       $  .35           $  .27           $  1.27





                              Other Information


ITEM:

1.    Legal proceedings
      None

2.    Changes in securities
      None

3.    Defaults upon senior securities
      None

4.    Results of votes of security holders
      None

5.    Other information
      None

6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits - None

      (b)  Reports on Form 8-K - There were no reports on Form
           8-K filed for the three months ended March 31, 1996.


                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         COMMUNITY BANKSHARES INCORPORATED


                         /s/NATHAN S JONES, 3RD
                         Nathan S. Jones, 3rd.
                         President and Chief Executive Officer

                         /s/LILLIAN M UMPHLETT
                         Lillian M. Umphlett
                         Vice-President/Chief Financial Officer


Date:  May 14, 1996