Form 10-Q
period 1996-06-30
COMMUNITY BANKSHARES INC /VA/
filed 1996-08-14
CIK 742279

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

For quarter ended                                 Commission file
 June 30, 1996                                    Number 2-89588
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                  Outstanding at June 30, 1996

Common stock, par value
$3.00 per share                                           1,160,000
- -----------------------                                   ---------

Community Bankshares Incorporated
Sycamore at Tabb, P. O. Box 2166
Petersburg, Virginia  23803


                                 August 13, 1996

Securities and Exchange Commission
Washington, D. C.  20549


Gentlemen:

Pursuant to the requirement of the Securities and Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.

Sincerely,

/s/ LILLIAN M. UMPHLETT
Lillian M. Umphlett

                       COMMUNITY BANKSHARES INCORPORATED

                                     INDEX

                                                                Page No.
                                                                --------

Part I. Financial Information
          Consolidated Balance Sheets -June 30, 1996 and
            December 31, 1995                                      3
          Consolidated Statements of Income - Six months
            ended June 30, 1996 and 1995                           4
          Consolidated Statements of Cash Flows
            Six months ended June 30, 1996 and 1995                6
          Management's Discussion and Analysis of the Financial
            Condition and Results of Operations                    8

Part II. Other Information                                        17

Part I.  FINANCIAL INFORMATION

                        COMMUNITY BANKSHARES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                       June 30, 1996      December 31, 1995
ASSETS
Cash and due from banks                $  4,742,097        $  3,636,524
Federal funds sold                        1,161,000           2,281,000
                                       ------------        ------------
      Total cash and cash
        equivalents                    $  5,903,097        $  5,917,524
Investment securities:
  Available-for-sale, market value        1,552,925           1,752,646
  Held-to-maturity                       13,409,386          12,358,741
Loans (net of reserve for loan
  losses - 768,387 and 762,478)          66,389,788          65,255,723
Bank premises and equipment, net            971,196           1,024,856
Accrued interest receivable                 552,820             518,555
Other real estate, net                      113,397             467,588
Other assets                                987,904             841,094
                                       ------------        ------------
      Total Assets                     $ 89,880,513        $ 88,136,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand deposits                      $ 15,076,811        $ 12,683,516
  Interest-bearing demand deposits       21,731,452          21,514,060
  Savings deposits                        7,820,935           7,409,280
  Time deposits, $100,000 and over        6,272,828           6,932,820
  Other time deposits                    27,694,337          28,673,838
                                       ------------        ------------
                                       $ 78,596,363        $ 77,213,514

Accrued interest payable                    391,932             417,782
Other liabilities                           116,114             391,644
Guaranteed debt of Employee Stock
  Ownership Trust                           310,000             330,000
                                        ------------       ------------
     Total Liabilities                 $ 79,414,409        $ 78,352,940

STOCKHOLDERS' EQUITY
Capital stock                          $  3,480,000        $  3,450,000
Surplus                                      32,500                   -
Retained earnings                         7,275,991           6,645,036
Net unrealized holding gains on
  securities available-for-sale             (12,387)             18,751
                                        ------------       ------------
      Total Stockholders' Equity       $ 10,776,104        $ 10,113,787

      Unearned ESOP shares             $   (310,000)       $   (330,000)
                                        ------------       ------------
      Total Liabilities and
      Stockholders' Equity             $ 89,880,513        $ 88,136,727

                        COMMUNITY BANKSHARES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                     Three Months          Fiscal Year To Date
                                        Ended                Six Months Ended
                                      June  30                  June  30
                                --------------------     ---------------------
                                   1996         1995         1996        1995
                                   ----         ----         ----        ----
INTEREST INCOME

Interest and fees on loans      $1,648,882   $1,564,653   $3,302,753    $3,051,875
Interest on investment
  securities:
    U.S. Government agencies
      and obligations              243,646      157,684      481,961       299,974
Other securities                     3,669        2,502        5,752         2,502
Interest on Federal funds
  sold and securities
  purchased under agreement
  to resell                         44,851       67,590       96,302        83,555
                                ----------   ----------   ----------    ----------

     TOTAL INTEREST INCOME      $1,941,048   $1,792,429   $3,886,768    $3,437,906
                                ----------   ----------   ----------    ----------
INTEREST EXPENSE

Interest on deposits               737,778      713,953    1,502,686     1,301,243
Interest on Federal funds
  purchased                              -            -            -         6,466
                                ----------   ----------   ----------    ----------

     TOTAL INTEREST EXPENSE     $  737,778   $  713,953   $1,502,686    $1,307,709
                                ----------   ----------   ----------    ----------

     NET INTEREST INCOME        $1,203,270   $1,078,476   $2,384,082    $2,130,197

PROVISION FOR LOAN LOSSES           76,000       26,000      111,000        49,000
                                ----------   ----------   ----------    ----------

     NET INTEREST INCOME
       AFTER PROVISION
       FOR LOAN LOSSES          $1,127,270   $1,052,476   $2,273,082    $2,081,197
                                ----------   ----------   ----------    ----------

                        COMMUNITY BANKSHARES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                  (Continued)

                                        Three Months             Fiscal Year To Date
                                           Ended                  Six Months Ended
                                          June 30                      June 30
                                 ------------------------     ----------------------
                                      1996          1995          1996         1995
                                      ----          ----          ----         ----
OTHER INCOME
Service charges on deposit
  accounts                        $  151,226    $  150,789    $  281,564     $  301,600
Other service charges,
  commissions and fees                18,257        27,350        38,345         46,882
Gain on sale of bank
  premises and equipment                   -        12,732             -         15,132
Gain on sale of other
  real estate                         19,924             -        60,140              -
Gain on sale of investment
  securities                           1,228             -         1,228              -
Other operating income                 2,079        11,527         6,972         27,067
                                  ----------    ----------    ----------     ----------
    TOTAL OTHER INCOME            $  192,714    $  202,398    $  388,249     $  390,681
                                  ----------    ----------    ----------     ----------

OTHER EXPENSES
Salaries and wages                $  224,933    $  264,576    $  498,034     $  534,770
Employee benefits                    109,209        60,406       203,273        139,295
Net occupancy expense                 37,471        36,740        87,822         79,327
Furniture & equipment
  expense                             47,089        40,647        93,380         97,195
Accounting fees                        3,004         1,575        14,004         21,075
FDIC assessments                         500        38,237         1,000         76,473
Postage                               23,465        26,621        42,750         31,978
Other operating expenses             192,815       145,259       351,477        277,918
                                  ----------    ----------    ----------     ----------

    TOTAL OTHER EXPENSES          $  638,486    $  614,061    $1,287,717     $1,258,031
                                  ----------    ----------    ----------     ----------
    INCOME BEFORE INCOME
      TAXES                       $  681,498    $  640,813    $1,373,614     $1,213,847


INCOME TAX PROVISION              $  258,489    $  217,718    $  510,659     $  442,887
                                  ----------    ----------    ----------     ----------

     NET INCOME                   $  423,009    $  423,095    $  862,955     $  770,960
                                  ----------    ----------    ----------     ----------

Earnings per common and
  common equivalent share
  based on 1,246,341, 1,221,659
  1,245,638 and 1,218,399
  respectively                    $      .34    $      .35    $      .69     $      .63
                                  ----------    ----------    ----------     ----------
Earnings per common share,
  assuming full dilution
  based on 1,246,341,
  1,221,659,1,245,638 and
  1,218,399 respectively          $      .34    $      .35    $      .69     $      .63
                                  ----------    ----------    ----------     ----------

                        COMMUNITY BANKSHARES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Six months ended June 30
                                   (UNAUDITED)

                                                   1996             1995
                                              -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $    862,955      $   770,960
  Adjustment to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation                                 82,435            83,546
      Provision for loan losses                   111,000            49,000
      Amortization and accretion of
        investment securities                       4,665             6,449
      Gain on sale of bank premises and
        equipment                                       -           (15,132)
      Gain on sale of other securities             (1,228)                -
      Gain on sale of other real estate           (60,140)                -
      Changes in operating assets and
        liabilities:
          Increase in accrued interest
            receivable                            (34,265)          (69,916)
          Increase in prepaid expenses            (63,702)          (48,552)
          Increase in accrued interest
            payable                               (25,850)           35,148
       Net change in other operating assets
         and liabilities                         (152,008)         (124,036)
                                              -----------         ----------
                Net cash provided by
                  operating activities        $   723,862        $  687,467

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment
    securities                                $    72,251                 -
  Proceeds from maturities of investment
    securities                                  1,052,416           637,903
  Purchase of investment securities            (2,026,205)       (1,968,669)
  Purchase of other real estate                  (258,961)
  Net increase in loans made to
    customers                                    (917,865)       (2,650,824)
  Proceeds from sale of bank premises
       and equipment                                    -            71,610
  Proceeds from sale of other real estate         155,186            17,742
  Capital expenditures                            (28,460)          (28,161)

               Net Cash used in
                 investing activities         $(1,951,638)      $(3,920,399)
                                              ------------      ------------

                        COMMUNITY BANKSHARES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Six months ended June 30
                                   (UNAUDITED)


                                                  1996             1995
                                              -----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                    $ 1,382,849      $ 8,285,618
  Issuance of common stock                         62,500           62,500
  Dividends paid                                 (232,000)        (201,250)
                                              -----------      -----------

          Net cash provided by
            financing activities              $ 1,213,349      $ 8,146,868
                                               -----------     -----------
          Increase(decrease)in cash and
            cash equivalents                  $   (14,427)     $ 4,913,936

Cash and cash equivalents:
  Beginning of year                             5,917,524        4,726,432
                                              -----------      -----------
  End of second quarter                       $ 5,903,097      $ 9,640,368
                                              ===========      ===========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
    Cash payments for:
      Interest                                $ 1,528,536      $ 1,272,561
                                              ===========      ===========

      Income taxes                            $   497,649      $   471,836
                                              ===========      ===========

SUPPLEMENTAL SCHEDULE OF NON CASH
  FINANCING ACTIVITIES
     Purchase of property & equipment             (28,460)         (28,580)
     Book value of asset traded-in                      -              419
                                              -----------      -----------
       Cash used to purchase
         property and equipment                   (28,460)         (28,161)
                                              ===========      ===========
      Proceeds from sale of other
       real estate                                482,386           42,742
     Increase in loans                           (327,200)         (25,000)
                                              -----------      -----------
     Cash received from sale of
       other real estate                          155,186           17,742
                                              ===========      ===========

                                Other Information


     ITEM:

     1.   Legal Proceedings
          None

     2.   Changes in securities
          None

     3.   Defaults upon senior securities
          None

     4.   Results of votes of security holders

          (a) Approved the Agreement and Plan of Reorganization, dated December 12, 1995, between CBI and Commerce Bank of Virginia ("CBOV") and a related plan of Share Exchange (collectively, the "Reorganization Agreement"), providing for a Share Exchange between CBOV and CBI (the "Reorganization") upon the terms and conditions herein, including among other things that each issued and outstanding share of CBOV
               Stock will be exchanged for 1.4044 shares of CBI Common Stock, with cash being paid in lieu of issuing shares fractional shares.

          (b) Amended Article 8 of the Articles of Incorporation to permit an increase in the size of the Board of Directors by more than two in a twelve month period, if the increase is in connection with a merger or share exchange to which CBI or a wholly owned subsidiary of CBI is a party, provided the 85% vote requirement of
               Article 9 does not apply to such merger or share exchange.

     5.   Other information
          None

     6.   Exhibits and Reports on Form 8-K

          a)  Exhibits - None

          b) Reports on Form 8-K - There were no reports on Form 8-K filed for the six months ended June 30, 1996.

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

Overview. Net income for the first six months of 1996 of $862,955 was an 11.93% increase over the first six months of 1995. Earnings per share for the period ended June 30, 1996 was $.69 compared to $.63 for the same period last year.

         The Company's return on average equity has decreased the first six months of 1996 over 1995. The return on average equity was 16.01% for the six months ended June 30, 1996, compared to 17.58% in 1995. The return on average assets amounted to 1.93% and 1.89% for the six months ended June 30, 1996 and 1995.

Net Interest Income. Net interest income represents the principal source of earnings for The Community Bank. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

         Net interest income increased 11.92% to $2.384 million the first six months of 1996. This increase was attributable to the growth in average earning assets and an increase in rates earned on interest-earning assets. The increase in interest-earning assets was due primarily to an increase in the lending volume which increased 4.52% for the six month period and an increase of 59.66% in the investment portfolio for this same period. The Bank has had a consistent increase in loan demand. It is management's belief that the increase in the lending volume is a result of competitive pricing and, most importantly, responsiveness to loan demands. The ability to make a timely loan decision is an operating characteristic that often allows CBI the opportunity to meet the needs of borrowers before their competitors. The Bank is competitive with rates and origination fees charged on loans. However, since 79.94% of the Bank's loan portfolio may be repriced in one year or less, the Bank may respond quickly to market changes in rates.

         Interest expense for the six months ended June 30, 1996, increased 14.91% to $1.503 million from $1.308 million for the quarter ended June 30, 1995. This increase was due to an increase in rates on interest-bearing liabilities.

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

         The objective of interest sensitivity management is to provide flexibility in controlling the response of both rate-sensitive assets and liabilities to wide and frequent fluctuations in market rates of interest so that the effect of such swings on net interest income is minimized. The most important part of this objective is to maximize earnings while keeping risks within defined limits. To reduce the impact of changing interest rates as much as possible, CBI attempts to keep a large portion of its interest-sensitive assets and liabilities in generally shorter maturities, usually one year or less. This allows CBI the opportunity to adjust interest rates as needed to react to the loan and deposit market conditions.

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

         The June 30, 1996 results of the rate sensitivity analysis show CBI had $5.647 million more in liabilities than assets subject to repricing within three months or less and was, therefore, in a liability-sensitive position. The cumulative gap at the end of one year was a positive $5.685 million, and, therefore in an asset-sensitive position. The one year positive gap position reflects a loan portfolio that is weighted predominantly in shorter maturities. Approximately $53.7 million, or 79.94% of the total loan portfolio, matures or reprices within on year or less. An asset-sensitive institution's net interest margin and net interest income generally will be impacted favorably by rising interest rates, while that of a liability-sensitive institution generally will be impacted favorably by declining rates.

Noninterest Income. For the six months ended June 30, 1996, noninterest income decreased .62% to $388,249. The decrease in service charges, commissions and fees of 18.2% was a contributing factor. The Bank has marketed "Free Checking"in order to increase deposits, to increase name recognition in the community, and at the same time, reduce the cost of funds.

Noninterest Expense. Noninterest expense of $1.287 million for the six months ended June 30, 1996, was an increase of 2.36%. Salaries and employee benefits, the largest single component of noninterest expense had a slight increase of 4.04%.

Due to regulatory rate reductions, FDIC assessments declined by 99.8% or $75,473, from the previous year's first six months.

Income Taxes. The provision for income taxes for the six months ended June 30, 1996 was $510,659, a 15.30% increase from the previous year's. The increase in the provision was due to the increase in taxable income.

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

         As of June 30, 1996 the loan portfolio was $66.390 million, net of unearned income, an increase from the prior year of 1.7% or $1.134 million. Real estate lending continues to be the growth of the portfolio with loans secured by real estate comprising 86.5% of total loans.

         The Bank's unfunded loan commitments amount to $9.920 million as of June 30, 1996, up from $9.451 million at December 31, 1995.

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

         The provision for loan losses for the quarter ended June 30, 1996 was $111,000, an increase of $62,000 over the same period in 1995. Management charged income for the provision deemed necessary based on its analysis of the loan portfolio. After reviewing the increase in nonperforming loans and specifically nonaccural loans, management feels the current year provision increases the allowance for loan losses to the desired level to cover potential losses. The Bank had charge-offs, net of recoveries of $52,851 during the first six months of 1996.

         As of June 30, 1996, the allowance for loan losses was $768,387 up from $762,478 at December 31, 1995. The ratio of the allowance for loan loss to total loans, net of unearned income, has remained constant over the last three years at 1.14% as compared to 1.15% at December 31, 1995. It is management's opinion that the allowance for loan losses is adequate to absorb any future losses that may occur.

         The multiple of the allowance for loan losses to nonperforming assets was .91x at June 30, 1996 and .48x at December 31, 1995. Management continually evaluates nonperforming loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

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

The Bank adopted SFAS No. 121 and No. 123 beginning January 1, 1996, and the adoption has not had a material effect on its financial position or the results of operation.

                              Nonperforming Assets

                                     June 30,        Dec 31,
                                       1996           1995

Nonaccrual loans                     $    240        $   220

Loans contractually past due 90
  days or more and still accruing       1,351            882
Troubled debt restructuring                 -              -
                                     -----------------------
  Total nonperforming loans          $  1,559          1,102

Other real estate owned                   113            468
                                     -----------------------
  Total nonperforming assets         $  1,672          1,570


Nonperforming assets to period-end
  total loans and other real estate      2.51           2.36%
                                     =======================


         Loans, including impaired loans, are generally placed in nonaccrual status when loans are delinquent in principal and interest payments greater that 90 days and the loan is not well secured and in process of collection. Accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. As shown in the above table, the Bank does have loans that are contractually past due greater that 90 days that are not in nonaccrual status, however, those loans are still accruing because they are well secured and in the process of collection. A loan is well secured if collateralized by liens on real or personal property, including securities, that have a realizable value sufficient to discharge the debt in full or by the guarantee of a financially responsible party. Approximately 88% of these loans are collateralized by residential real estate.

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

         The book value of the investment portfolio as of June 30, 1996, was $14.962 million compared to $14.111 million at December 31, 1995.

Deposits. Deposits at June 30, 1996, were $78.596 million, up $1.382 million from december 31, 1995, an increase of 1.80%. The growth in deposits was led by the 18.86% increase in non-interest demand deposits, which increased from $12.683 million at December 31, 1995,to $15.077 million at June 30, 1996.

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

         The primary source of capital for CBI is internally generated retained earnings. Average stockholder's equity increased to 16.01% for the six months ended June 30, 1996.

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

                              Analysis of Capital


                                   (Unaudited)
                                 --------------     --------------
                                  June 30, 1996      Dec 31, 1995
                                 --------------     --------------
Tier 1 Capital
  Common stock                    $  3,480           $  3,450
  Surplus                               33                  0
  Retained earnings                  7,276              6,645
  Unearned ESOP shares                (310)              (330)
                                  ---------------------------
       Total Tier 1 Capital       $ 10,479           $  9,765


Tier 2 Capital
  Allowance for loan losses            768                762
                                  ---------------------------
       Total Tier 2 Capital       $    768           $    762

       Total risk-based capital   $ 11,247           $ 10,527
                                  ===========================

Capital Ratios:

  Tier 1 risk-based capital          15.01%             14.94%
  Total risk based capital           16.11%             16.10%
  Tier 1 capital to average
    total assets                     11.64%             11.49%


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

         For the six months ended June 30, 1996 the Bank provided cash or liquidity from operations in the amount of $723,862. This increase in funds in addition to $1.383 million increase in deposits has given the Bank approximately $2.107 million in funds available for investments during the first six months of 1996. In determining investment strategies management considers objectives for the composition of the loan and investment portfolio, such as type, maturity distribution, and fixed or variable interest rate characteristics of investment opportunities. Management's use of funds has included the funding of a $1,245 increase in loan demands. With 79.9% of the loan portfolio repricing or maturing in the next twelve months, the Bank has enough asset liquidity to meet the needs of maturing deposits.

Other Matters. On December 12, 1995, the Board of Directors unanimously voted to enter into an Agreement and Plan for Reorganization (the plan) with Commerce Bank of Virginia to combine their businesses. Commerce Bank of Virginia is a Virginia state bank with its principal office located in Richmond, Virginia. The combination of the two companies will be consummated through a Share Exchange under Virginia law. Under the terms of the Plan, Commerce Bank of Virginia would become a wholly-owned subsidiary of Community Bankshares Incorporated. For each share owned, the shareholders of Commerce Bank of Virginia would receive 1.4044 share of stock of Community Bankshares Incorporated. The transaction will be accounted for as a pooling of interests. CBI has received an opinion from its independent accounting firm that the transactions does qualify for such accounting treatment. The stockholders of Community Bankshares Incorporated and Commerce Bank of Virginia voted to approve the Agreement at their Annual Meetings on June 18, 1996.

If the transaction had been consummated prior to June 30, 1996, the accompanying financial statements would have included the financial position and results of operations of Commerce Bank of Virginia. Interest income, net income, and net income per share for the six months ended June 30, 1996, and 1995, and the year ended December 31, 1995 would have been as follows:

                             June 30 ,
                       1996             1995       Dec 31, 1995
                       -----------------------   --------------
                          (in thousands, except per share data)

Interest Income       $6,776           $5,977           $12,682
Net income            $1,401           $1,110           $ 2,355
Earning per common
  and equivalent
  share               $  .74           $  .52           $  1.27
Earnings per common
  share, assuming
  full dilution       $  .74           $  .52           $  1.27

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


Date:  August 12, 1996