Form 10-Q
period 1996-09-30
COMMUNITY BANKSHARES INC /VA/
filed 1996-11-12
CIK 742279

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                           Commission File No. 2-89588

                        COMMUNITY BANKSHARES INCORPORATED
             (Exact name of registrant as specified in its charter)

                               Virginia 54-1290793
          (State of Incorporation) (I.R.S. Employer Identification No.)


                            200 North Sycamore Street
                                  P.O. Box 2166
                           Petersburg, Virginia 23804
                    (Address of principal executive offices)

                                 (804) 861-2320
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1996: Common Stock, $3.00 par value, 1,901,080 shares.

                        COMMUNITY BANKSHARES INCORPORATED
                                    FORM 10-Q

                               September 30, 1996


                                      INDEX

                                                                            Page

Part I.  Financial Information

               Consolidated Balance Sheets as of September 30, 1996
                      and December 31, 1995                                   3

               Consolidated Statements of Income for the three and
                       nine months ended September 30, 1996 and 1995          4

               Consolidated Statements of Cash Flows for the nine
                       months ended September 30, 1996 and 1995               5

                Management's Discussion and Analysis of the Financial
                        Condition and Results of Operations                   6


Part II.  Other Information                                                  12

Part I.  Financial Information


                                 COMMUNITY BANKSHARES INCORPORATED
                              Consolidated Balance Sheets (Unaudited)
                                                          September 30,             December 31,
ASSETS                                                        1996                      1995
                                                         -------------              -------------
Cash and cash equivalents:
   Cash and due from banks                               $   7,867,916              $   7,608,418
   Federal funds sold                                    $   2,508,000              $   6,044,000
                                                         -------------              -------------
      Total cash and cash equivalents                    $  10,375,916              $  13,652,418
                                                         -------------              -------------

Securities available for sale, at fair value             $  15,685,455              $  10,975,301
Investment securities                                    $  17,795,219              $  23,282,101
                                                         -------------              -------------
      Total securities                                   $  33,480,674              $  34,257,402
                                                         -------------              -------------

Loans, net of unearned income                            $ 116,896,130              $ 108,640,775
   Less allowance for loan losses                        $   1,251,523              $   1,235,614
                                                         -------------              -------------
      Net loans                                          $ 115,644,607              $ 107,405,161

Bank premises and equipment, net                         $   2,717,962              $   2,847,981
Accrued interest receivable                              $   1,124,891              $     982,274
Other assets                                             $   2,036,331              $   1,931,882
                                                         -------------              -------------
      Total assets                                       $ 165,380,381              $ 161,077,118
                                                         =============              =============
LIABILITIES AND STOCKHOLDER'S EQUITY

Deposits:
   Demand deposits                                       $  23,973,592              $  23,532,250
   Interest-bearing demand deposits                      $  39,758,373              $  40,568,447
   Savings deposits                                      $  26,812,718              $  24,387,463
   Time Deposits, $100,000 and over                      $  10,269,908              $  10,979,834
   Other time deposits                                   $  44,940,649              $  44,103,097
                                                         -------------              -------------
      Total deposits                                     $ 145,755,240              $ 143,571,091
                                                         -------------              -------------

Accrued interest payable                                 $     469,660              $     489,824
Other liabilities                                        $   1,023,012              $     793,782
Guaranteed debt of Employee Stock
   Ownership Trust                                       $     305,000              $     330,000
                                                         -------------              -------------
      Total liabilities                                  $ 147,552,912              $ 145,184,697
                                                         -------------              -------------

Stockholder's equity
   Capital stock                                         $   5,703,240              $   5,561,925
   Surplus                                               $      32,500              $        --
   Retained earnings                                     $  12,602,941              $  10,574,298
   Unrealized gains (losses) on securities
    available for sale, net of taxes                     $    (206,212)             $      86,198
                                                         -------------              -------------
      Total stockholder's equity                         $  18,132,469              $  16,222,421
                                                         -------------              -------------
      Unearned ESOP shares                               $    (305,000)             $    (330,000)

      Total liabilities and
         stockholder's equity                            $ 165,380,381              $ 161,077,118
                                                         =============              =============

                                                 COMMUNITY BANKSHARES INCORPORATED
                                           Consolidated Statements of Income (Unaudited)
                                                                             Quarter ended                    Nine months ended
                                                                              September 30,                     September 30,
                                                                      ----------------------------      ---------------------------
                                                                          1996             1995             1996            1995
                                                                      -----------      -----------      -----------     -----------
Interest  income:
       Interest and fees on loans                                     $ 2,923,479      $ 2,734,982      $ 8,490,475     $ 7,827,032
       Interest on securities:
         U.S. Treasury securities                                     $    31,755      $    89,185      $   149,488     $   299,340
         Obligations of U.S. Government
           agencies and corporations                                  $   502,881      $   316,519      $ 1,433,461     $   784,831
         Obligations of states and political subdivisions             $    22,497      $    16,283      $    51,081     $    50,556
         Other securities                                             $    12,600      $    32,630      $    64,073     $    95,957
       Interest on Federal funds sold                                 $    64,014      $   126,168      $   187,805     $   235,388
                                                                      -----------      -----------      -----------     -----------
             Total interest income                                    $ 3,557,226      $ 3,315,767      $10,376,383     $ 9,293,104

Interest expense:
       Interest on deposits                                           $ 1,334,002      $ 1,355,183      $ 3,993,843     $ 3,681,825
       Interest on Federal funds purchased                            $         -      $       461      $     4,693     $    16,625
                                                                      -----------      -----------      -----------     -----------
             Total interest expense                                   $ 1,334,002      $ 1,355,644      $ 3,998,536     $ 3,698,450
                                                                      -----------      -----------      -----------     -----------
             Net interest income                                      $ 2,223,224      $ 1,960,123      $ 6,377,847     $ 5,594,654
                                                                      -----------      -----------      -----------     -----------

Provision for loan losses                                             $    99,000      $    77,000      $   240,000     $   246,000
             Net interest income after provision
               for loan losses                                        $ 2,124,224      $ 1,883,123      $ 6,137,847     $ 5,348,654
                                                                      -----------      -----------      -----------     -----------

Other income:
       Service charges, commissions and fees                          $   267,719      $   234,284      $   774,736     $   764,599
       Security gains (losses)                                        $    (2,102)     $    (2,630)     $    27,132     $    (9,418)
       Gain on sale of bank premises and equipment                    $         -      $         -      $         -     $    15,132
       Gain on sale of other real estate                              $         -      $         -      $    60,140     $         -
       Other operating income                                         $    10,718      $    18,555      $    17,690     $    45,622
                                                                      -----------      -----------      -----------     -----------
             Total other income                                       $   276,335      $   250,209      $   879,698     $   815,935

Other expenses:
       Salaries and benefits                                          $   717,688      $   678,601      $ 2,091,923     $ 1,962,846
       Net occupancy expenses                                         $    90,076      $    92,347      $   290,102     $   273,281
       Furniture and equipment expenses                               $    98,130      $    82,483      $   285,368     $   246,957
       Other operating expenses                                       $   251,877      $   271,007      $   925,323     $   952,188
                                                                      -----------      -----------      -----------     -----------
             Total other expenses                                     $ 1,157,771      $ 1,124,438      $ 3,592,716     $ 3,435,272

Income before income taxes                                            $ 1,242,788      $ 1,008,894      $ 3,424,829     $ 2,729,317
Income tax expense                                                    $   416,118      $   379,975      $ 1,201,477     $   990,362
                                                                      -----------      -----------      -----------     -----------
             Net income                                               $   826,670      $   628,919      $ 2,223,352     $ 1,738,955
                                                                      -----------      -----------      -----------     -----------

Earnings per common and common equivalent
  shares (based on 1,992,446; 1,967,261
  1,939,101; 1,939,101 respectively)                                        $0.41            $0.32            $1.13           $0.90
Earnings per common share, assuming full                                    -----            -----            -----           -----
  dilution( based on 1,992,446; 1,967,261                                   $0.41            $0.32            $1.13           $0.90
  1,992,446; 1,939,101 respectively)                                         -----            -----            -----           -----
                                                               - 4 -


                                     COMMUNITY BANKSHARES INCORPORATED
                             Consolidated Statements of Cash Flows (Unaudited)
                               Nine Months Ended September 30, 1996 and 1995
                                                                        1996                      1995
                                                                    ------------              ------------
Cash Flows from Operating Activities
     Net income                                                     $  2,298,456              $  1,738,955
     Adjustments to reconcile net income to net cash and
       cash equivalents provided by operating activities:
         Depreciation of bank premises and equipment                $    261,344              $    225,221
         Provision for loan losses                                  $    240,000              $    246,000
         Amortization and accretion of investment securities        $      6,764              $     10,019
         Gain on sale of bank premises and equipment                $       --                $    (15,132)
         Gain on sale of other securities                           $     (1,228)             $       --
         Gain on sale of other real estate                          $    (60,140)             $       --
         Changes in operating assets and liabilities:
            Decrease in accrued interest receivable                 $   (142,617)             $   (211,597)
            Increase in prepaid expenses                            $    (25,158)             $     37,583
            Decrease in accrued interest payable                    $    (20,164)             $     74,331
       Net change in other operating assets and liabilities         $   (147,416)             $   (408,779)
                                                                    ------------              ------------
            Net cash and cash equivalents provided
              by operating activities                               $  2,409,841              $  1,696,601

Cash Flows from Investing Activities
     Proceeds from sale of investment securities                    $  5,805,936              $       --
     Proceeds from maturities of investment securities              $  3,893,145              $  8,684,642
     Purchase of investment securities                              $ (9,375,654)             $(14,776,171)
     Purchase of other real estate                                  $   (750,201)             $       --
     Net increase in loans                                          $ (8,046,946)             $ (6,511,327)
     Proceeds from sale of bank premises and equipment              $       --                $     71,610
     Proceeds from sale of other real estate                        $    510,396              $     17,742
     Capital expenditures                                           $   (131,009)             $   (341,751)
                                                                    ------------              ------------
            Net cash and cash equivalents used in
              investing activities                                  $ (8,094,333)             $(12,855,255)

Cash Flows from Financing Activities
     Net increase in deposits                                       $  2,453,107              $ 16,155,876
     Net increase (decrease) in federal funds purchased             $       --                $   (793,000)
     Issuance of common stock                                       $    186,883              $  1,113,308
     Dividends paid                                                 $   (232,000)             $   (201,250)
                                                                    ------------              ------------
            Net cash and cash equivalents provided
              by financing activities                               $  2,407,990              $ 16,274,934
                                                                    ------------              ------------

Increase (decrease) in cash and cash equivalents                    $ (3,276,502)             $  5,116,280

Cash and cash equivalents at beginning of period                    $ 13,652,418              $  9,708,716
                                                                    ------------              ------------

Cash and cash equivalents at end of period                          $ 10,375,916              $ 14,824,996
                                                                    ------------              ------------

Supplemental Disclosure of Cash Flow Information
     Cash payments for:
        Interest                                                    $  3,978,372              $  3,772,781
                                                                    ------------              ------------

        Income taxes                                                $    955,449              $    883,536
                                                                    ------------              ------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



     On December 12, 1995, the Board of Directors unanimously voted to enter into an Agreement and Plan for Reorganization (the plan) with Commerce Bank of Virginia to combine their businesses. Commerce Bank of Virginia is a Virginia state bank with its principal office located in Richmond, Virginia. The combination of the two companies was consummated through a Share Exchange under Virginia law. Under the terms of the Plan, Commerce Bank of Virginia became a wholly-owned subsidiary of Community Bankshares Incorporated. For each share owned, the shareholders of Commerce Bank of Virginia received 1.4044 share of stock of Community Bankshares Incorporated. The transaction was accounted for as a pooling of interests. CBI received an opinion from its independent accounting firm that the transaction does qualify for such accounting treatment. The Stockholders of Community Bankshares Incorporated and Commerce Bank of Virginia voted to approve the Agreement at their Annual Meetings on June 18, 1996.

     All necessary legal and regulatory approvals for the plan were received and the transaction was consummated on July 1, 1996. Therefore, the accompanying financial statements have been restated to include the financial position and results of operations of Commerce Bank of Virginia

     Community Bankshares Incorporated (the "Company") is a multi-bank holding company organized under Virginia law which provides financial services through its wholly-owned subsidiaries, The Community Bank and Commerce Bank of Virginia. Both subsidiary banks are full service retail commercial banks offering a wide range of banking services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage and consumer loans. The Company's primary trade areas are the Petersburg, Virginia area and the Richmond, Virginia area. The Company operates nine branch locations in these trade areas.

     The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Community Bankshares Incorporated. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

Overview. Net income for the first nine months of 1996 of $2,223,352 was an increase of 27.86% over the first nine months of 1995. Earnings per share for the nine months ended September 30, 1996 was $1.13 compared to $.90 for the same period last year.

     The Company's return on average equity has increased for the first nine months of 1996 over 1995. The return on average equity was 17.20% for the nine months ended September 30, 1996, compared to15.99% in 1995. The return on average assets amounted to 1.82% and 1.55% for the nine months ended September 30, 1996 and 1995.

Net Interest Income. Net interest income represents the principal source of earnings for the Company. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

     Net interest income increased 14.00% to $6.378 million for the first nine months of 1996. This increase was attributable to the growth in the Company's loan portfolio. Total loans outstanding increased 7.60%, or $8.255 million for the first nine months of 1996. The Company has had a consistent increase in loan demand. It is management's belief that the increase in the lending volume is a result of competitive pricing and, responsiveness to loan demands. The ability to make timely loan decisions is an operating characteristic that often allows the Company the opportunity to meet the needs of borrowers before their competitors. The Company is competitive with rates and origination fees charged on loans. However, since 70.83% of the entire loan portfolio may be repriced in one year or less, the Company has the ability to respond quickly to market changes in rate structures.

     Interest expense for the nine months ended September 30, 1996, increased 8.11% to $3.999 million as compared to $3.698 million for the same period one year earlier. This increase was due to an increase in the volume of interest-bearing liabilities.

Provision for Possible Loan Losses. The provision for possible loan losses totaled $240,000 for the first nine month of 1996 as compared to $246,000 for the same period one year earlier. This provision is an estimate of an amount deemed adequate to provide for potential losses in the portfolio. The level of losses is affected by general economic trends as well as conditions affecting individual borrowers. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and comparison to peer groups.

     The allowance for loan losses totaled $1.252 million at September 30, 1996 or 1.07% of total loans, as compared to $1.236 or 1.14% at September 30, 1995. Non-performing assets totaled $2.175 million at September 30,1996 compared to $1.570 million at December 31, 1995. The multiple of the allowance for loan losses to non-performing assets was .58x at September 30, 1996 and 1.27x at December 31, 1995. Management constantly evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

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

     Loans, including impaired loans, are generally placed in non-accrual status when they are delinquent in principal and interest payments greater than 90 days and the loan is not well secured and in process of collection. Accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. The Company does have loans that are contractually past due greater than 90 days that are not in non-accrual status, however, those loans are still accruing because they are well secured and in the process of collection. A loan is well secured if collateralized by liens on real or personal property, including securities, that have a realizable value sufficient to discharge the debt in full or by the guarantee of a financially responsible party.

     If foreclosure of property is required, the property is generally sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company's real estate owned account until it is sold.

Non-Interest Income. For the nine months ended September 30, 1996, non-interest income increased $63,763 or 7.81% to $879,698 as compared to $815,935 one year earlier. The increase was primarily due to a one time gain on the sale of other real estate owned in the amount of $60,140.

Non-Interest Expense. Non-interest expense of $3.593 million for the nine months ended September 30, 1996, was an increase of $157,444 or 4.58% over the $3.435 million for the same period last year. Salaries and employee benefits, the largest component on non-interest expense increased 6.58% to $2.092 million for the first nine months of 1996.

Financial Condition

     Total assets as of September 30, 1996 were $165.380 million, an increase of 2.67% from $161.077 million at December 31, 1995. Net loan volume for the nine months ended September 30, 1996 stood at $115.645 million, an increase of $8.239 million or 7.67% over the $107.405 million recorded at December 31, 1995.

     Deposits for the nine months ended September 30, 1996 stood at $145.755 million an increase of $2.184 million or 1.52% over the $143.571 at December 31, 1995.

     Total securities for the nine months ended September 30, 1996 were $33.481 million a decrease of $776,728 or 2.27% from the $34.257 million at December 31, 1995. The securities portfolio is maintained to manage excess funds in order to provide diversification and liquidity in the overall asset management policy. The maturity of securities purchased are based on the needs of the Company and current yields and other market conditions.

     Securities are classified as held-to-maturity when management has the positive intent and the Company has the ability at the time of purchase to hold them until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount. Securities to be held for indefinite periods of time and not intended to be held-to-maturity or on a long-term basis are classified as available-for-sale and accounted for at fair market value on an aggregate basis. Unrealized gains or losses are reported as increases or decreases in stockholder's equity, net of the related tax effect.

Capital Resources

     Capital resources represent funds, earned or obtained, over which financial institutions can exercise greater or longer control in comparison with deposits or borrowed funds. The adequacy of the Company's capital is reviewed by management on an ongoing basis with reference to the size, composition, and quality of the Company's resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

     The Federal Reserve, along with the Comptroller of the Currency and the Federal Deposit Insurance Corporation, has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-assets is 8.0% of which 4.0% must be Tier 1 capital, consisting of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items.

     At September 30, 1996, the Company's ratio of total capital to risk-weighted assets was 16.70% and its ratio of Tier 1 capital to risk-weighted assets was 15.63%. Both ratios exceeded the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at September 30, 1996 (dollars in thousands):

                  Tier 1 Capital                                  $ 18.338
                  Tier 2 Capital                                  $  1.251
                  Total risk-based capital                        $ 19.589
                  Total risk-weighted assets                      $117.307

                    Capital Ratios:
                    Tier 1 risk-based  capital ratio                 15.63%
                    Total  risk-based capital  ratio                 16.70%
                    Tier 1 Capital to  average  total assets         11.05%

Liquidity

     Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and to meet its customer's credit needs.

    For the nine months ended September 30, 1996 the Company provided cash or liquidity from operations in the amount of $2.410 million. This increase in funds in addition to $2.408 million in net cash provided by an increase in deposits and other financing activities provided a total of $4.818 million available for investing during the first nine months of 1996. The Company's investing activities used $8.094 million in the same period, composed mainly of an increase in loans of $8.047 million, which produced a net decrease in liquidity of approximately $3.277 million. Cash and cash equivalents on hand at September 30, 1996 totaled $10.376 million. With 70.83% of the loan portfolio repricing or maturing in the next twelve months, the Company has enough asset liquidity to meet the needs of maturing deposits.

Part II.   Other Information
Item:
     1       Legal proceedings                   None

     2       Changes in securities               None

     3       Defaults upon senior securities     None

     4       Results of votes of security holders
             (a) Approved the Agreement and Plan of Reorganization, dated December 12, 1995, between CBI and Commerce Bank of Virginia ("CBOV") and a related plan of Share Exchange (collectively, the "Reorganization Agreement"), providing for a Share Exchange between COB and CBI (the "Reorganization") upon the terms and conditions herein, including among other things that each issued and outstanding share of CBOV Stock will be exchanged for 1.4044 shares of CBI Common Stock, with cash being aid in lieu of issuing fractional shares.

             (b) Amended Article 8 of the Articles of Incorporation to permit an increase in the size of the Board of Directors by more than two in a twelve month period, if the increase is in connection with a merger or share exchange to which CBI or a wholly owned subsidiary of CBI is a party, provided the 85% vote requirement of Article 9 does not apply to such merger or share exchange.

     5       Other information                   None

     6       Exhibits and Reports on Form 8-K
             (a)   Exhibits - None

             (b) Reports on Form 8-K - Form 8-K was filed on July 15, 1996, to disclose the results of the Share Exchange as mentioned above, which was effective on July 1, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                          COMMUNITY BANKSHARES INCORPORATED




                          s/ Nathan S. Jones, 3rd.
                          -------------------------------------
                          Nathan S. Jones, 3rd.
                          President and Chief Executive Officer




                          s/Thomas H. Caffrey, Jr.
                          -------------------------------------
                          Thomas H. Caffrey, Jr.
                          Senior Vice President and Chief Financial Officer


Date:  November 8, 1996