Form 10-K
period 1996-12-31
COMMUNITY BANKSHARES INC /VA/
filed 1997-03-31
CIK 742279

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-K
                             ANNUAL REPORT PURSUANT
                           SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                         Commission File Number 0-13100


                        COMMUNITY BANKSHARES INCORPORATED
             (Exact name of registrant as specified in its charter)

Virginia                                                             54-1290793
--------------------------------------------------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

200 North Sycamore Street, P. O. Box 2166, Petersburg, Virginia  23803
----------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:  (804) 861-2320

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                    Name of exchange on which registered
     -------------------                    ------------------------------------

     Common Stock, $3 par value             Over the Counter

Securities registered pursuant to Section 12(g) of the Act:   None
                                                              ----


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ . No___ .

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

$32,793,630 at March 21, 1997.

APPLICABLE TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock:

1,901,080 shares of Common Stock, $3 par value, as of December 31, 1996.

DOCUMENTS INCORPORATED BY REFERENCE. The following documents are incorporated by reference in this Form 10-K in the Parts indicated:


 1. Those portions of the Annual Report to Stockholders for fiscal year ended December 31, 1996, incorporated herein by reference in Items 6, 7 and 8.

 2.  Proxy Statement for 1997 Annual Meeting of Stockholders of the Company.



Total number of pages, including cover page - 74

                        Community Bankshares Incorporated

Item 1.           Business
-------           --------

General

         Community Bankshares Incorporated (CBI) , The Community Bank and Commerce Bank of Virginia. CBI's sole business is to serve as a multi-bank holding company for its wholly-owned subsidiaries, The Community Bank and Commerce Bank of Virginia. CBI was incorporated as a Virginia corporation on January 24, 1984, and on January 1, 1985, it acquired all of the issued and outstanding shares of The Community Bank's capital stock. CBI acquired all of the outstanding stock of Commerce Bank of Virginia through a share exchange agreement effective July 1, 1996.

         The Community Bank was incorporated in 1973 under the laws of the Commonwealth of Virginia. Since The Community Bank opened for business on June 10, 1974, its main banking and administrative office has been located at 200 North Sycamore Street, Petersburg, Virginia.

         Commerce Bank of Virginia is a community oriented financial organization headquartered in Henrico County, Virginia. CBOV was incorporated under the laws of the Commonwealth of Virginia on August 28, 1984 and commenced business as a commercial bank on April 8, 1986.

         The Community Bank's main banking and administrative office is in Petersburg, Virginia and it has branch offices in Colonial Heights, Virginia and in the village of Chester in Chesterfield County, Virginia. Its primary service area, consisting of the Cities of Petersburg and Colonial Heights and Chesterfield County, had a population of approximately 287,000 at December 31, 1996. The Community Bank is insured by the FDIC and is supervised and examined by the Federal Reserve and the SCC. It engages in a general commercial banking business and offers a range of banking services that can be expected of a banking organization of its size. Total assets of The Community Bank were $91.8 million at December 31, 1996.

         Commerce Bank of Virginia's main banking office is in Henrico County, Virginia. It operates four branch offices in the City of Richmond and Hanover and Goochland Counties. Its primary service area had a population of approximately 516,000 at December 31, 1996. Commerce Bank of Virginia is insured by the FDIC and is supervised and examined by the Federal Reserve and the SCC. It also engages in a general commercial banking business and offers a range of banking services that can be expected of a banking organization its size. Its total assets at December 31, 1996 were $80.645.

         Banking Services. Through its network of banking facilities, The Community Bank and Commerce Bank of Virginia provide a wide range of commercial banking services to individuals and small and medium-sized businesses. The Community Bank and Commerce Bank of Virginia conduct substantially all of the business operations of a typical independent, commercial bank, including the acceptance of checking and savings deposits, and the making of commercial real estate, personal, home improvement, automobile and other installment and term loans. The Community Bank and Commerce Bank of Virginia also offer other related services, such as travelers' checks, safe deposit, lock box, depositor transfer, customer note payment, collection, notary public, escrow, drive-in facility and other customary banking services. Trust services are not offered by The Community Bank and Commerce Bank of Virginia.

         The accounts of The Community Bank's and Commerce Bank of Virginia's depositors are insured up to $100,00 for each account holder by the Federal Deposit Insurance Corporation, an instrumentality of the United States Government. Insurance of The Community Bank's and Commerce Bank of Virginia's accounts are subject to the statutes and regulations governing insured banks, to examination by the Federal Deposit Insurance Corporation, and to certain limitations and restriction imposed by that agency.

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

         Residential Mortgage Lending. CBI originates conventional fixed rate and adjustable rate residential mortgage loans. All fixed rate loans are short term usually three years or less, unless the loan is to be fully amortized in 60 equal monthly payments. In addition, CBI, through its subsidiary, CBOV offers both conventional and government fixed rate and adjustable rate residential mortgage loans primarily for resale in the secondary market. CBOV is an approved seller/servicer for the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Morgage Association ("FNMA").

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

Competition

         CBI encounters strong competition for its banking services within its primary market area. There are 15 commercial banks actively engaged in business in its market area, including approximately eight major statewide banking organizations. Finance companies, mortgage companies, credit unions and savings and loan associations also compete with the Banks for loans and deposits. In addition, in some instances, the Banks must compete for deposits with money market mutual funds that are marketed nationally. CBI's competitors have substantially greater resources than CBI.

Employees

         As of December 31, 1996, The Community Bank and Commerce Bank of Virginia had 68 full-time and 19 part-time employees. Management of The Community Bank and Commerce Bank of Virginia considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and The Community Bank and Commerce Bank of Virginia have never experienced any strike or labor dispute.

Supervision and Regulation

         Banks and their holding companies are extensively regulated entities. CBI is currently a holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve). CBI's subsidiaries include The Community Bank and Commerce Bank of Virginia, both Virginia chartered banks which are subject to supervision and regulation by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the SCC).

         The regulatory discussion is divided into two major subject areas. First, the discussion addresses the general regulatory considerations governing bank holding companies. This focuses on the primary regulatory considerations applicable to CBI as a bank holding company. Second, the discussion addresses the general regulatory provisions governing depository institutions. This focuses on the regulatory considerations of The Community Bank and Commerce Bank of Virginia.

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

Certain Regulatory Considerations

         Regulatory Capital Requirements. All financial institutions are required to maintain minimum levels of regulatory capital. The federal bank regulatory agencies have established substantially similar risked based and leverage capital standards for financial institutions they regulate. These regulatory agencies also may impose capital requirements in excess of these standards on a case-by-case basis for various reasons, including financial condition or actual or anticipated growth. Under the risk-based capital requirements of these regulatory agencies, The Community Bank and Commerce Bank of Virginia are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of The Community Bank as of December 31, 1996 are 16.57% and 17.66%, exceeding the minimums required. The Tier 1 and total capital to risk-weighted asset ratios of Commerce Bank of Virginia as of December 31, 1996 are 14.31% and 15.31% exceeding the minimums required. Based upon the applicable Federal Reserve regulations, at December 31, 1996, CBI, The Community Bank and Commerce Bank of Virginia would be considered "well capitalized".

         In addition, the federal regulatory agencies have established a minimum leverage capital ratio (Tier 1 capital to tangible assets). These guidelines provide for a minimum leverage capital ratio of 4% for banks and their respective holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other institutions are expected to maintain a leverage ratio of at least 100 to 200 basis points above that minimum. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The leverage ratio of CBI as of December 31, 1996, was 11.51%, which is well above the minimum requirements.

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

         The following table summarizes the minimum regulatory and current capital ratios for CBI on a consolidated basis, at December 31, 1996.

                                 Capital Ratios

                                                     Regulatory       CBI
                                                       Minimum      Current
                                                    ---------------------------
Risk-based capital
    Tier 1 (2)                                          4.00%        15.98%
    Total (2)                                           8.00%        17.03%
Leverage (1) (2)                                        4.00%        11.51%
Total shareholders' equity to total assets               N/A         10.90%

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

         The Community Bank and Commerce Bank of Virginia are subject to legal limitations on capital distributions including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the statute). For all state member banks of the Federal Reserve seeking to pay dividends, the prior approval of the applicable Federal Reserve Bank is required if the total of all dividends declared in any calendar year will exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years. Federal law also generally prohibits a depository institution from making any capital distribution (including payment of a dividend or payment of a management fee to its holding company) if the depository institution would thereafter fail to maintain capital above regulatory minimums. Federal Reserve Banks are also authorized to limit the payment of dividends by any state member bank if such payment may be deemed to constitute an unsafe or unsound practice. In addition, under Virginia law no dividend may be declared or paid that would impair a Virginia chartered bank's paid-in capital. The Virginia SCC has general authority to prohibit payment of dividends by a Virginia chartered bank if it determines that the limitation is in the public interest and is necessary to ensure the bank's financial soundness.

         Most of the revenues of CBI and CBI's ability to pay dividends to its shareholders will depend on dividends paid to it by The Community Bank and Commerce Bank of Virginia. Based on The Community Bank's and Commerce Bank of Virginia's current financial condition, CBI expects that the above-described provisions will have no impact on CBI's ability to obtain dividends from The Community Bank and Commerce Bank of Virginia's or on CBI's ability to pay dividends to its shareholders. At December 31, 1996, the Banks had $6.136 million of retained earnings legally available for the payment of dividends to CBI.

         In addition to the regulatory provisions regarding holding companies addressed above, The Community Bank and Commerce Bank of Virginia are subject to extensive regulation as well. The following discussion addresses certain primary regulatory considerations affecting The Community Bank and Commerce Bank of Virginia.

         The Community Bank and Commerce Bank of Virginia are regulated extensively under both federal and state law. The Community Bank and Commerce Bank of Virginia are organized as Virginia chartered banking corporations and are regulated and supervised by the Bureau of Financial Institutions of the Virginia SCC. As members of the Federal Reserve System as well, The Community Bank and Commerce Bank of Virginia are regulated and supervised by the Federal Reserve Bank in Richmond. The Virginia SCC and the Federal Reserve Bank of Richmond conduct regular examinations of The Community Bank and Commerce Bank of Virginia, reviewing such matters as the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of their operations. In addition to these regular examinations, The Community Bank and Commerce Bank of Virginia must furnish the Virginia SCC and the Federal Reserve with periodic reports containing a full and accurate statement of its affairs. Supervision, regulation and examination of banks by these agencies are intended primarily for the protection of depositors rather than shareholders.

         Insurance of Accounts, Assessments and Regulation by the FDIC. The Community Bank's and Commerce Bank of Virginia's deposits are insured up to $100,000 per insured depositor (as defined by law and regulation) through the BIF. The BIF is administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by BIF-insured institutions. The actual assessment to be paid by each BIF member is based on the institution's assessment risk classification and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

         The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution, including The Community Bank and Commerce Bank of Virginia, if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of The Community Bank's deposit insurance.

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


Item 2.           Properties.
-------           -----------

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

         The Community Bank's facilities and equipment are considered adequate for its immediate needs and for foreseeable expansion.

         Commerce Bank of Virginia's principal office is located in Henrico County at 11500 West Broad Street, Richmond, Virginia 23233. The mailing address is Commerce Bank of Virginia, Post Office Box 29569, Richmond, Virginia 23242. In addition to its principal office in Henrico County, Commerce Bank of Virginia currently operates four branch offices in Hanover County, Goochland County (2) and in the City of Richmond. Branch designations and addresses are provided below:

         Hanover Branch                              Riverfront Tower Branch
         10035 Sliding Hill Road                     901 East Byrd Street
         Suite 101                                   Suite 1150
         Ashland, Virginia 23005                     Richmond, Virginia 23219
         (Hanover County)                            (City of Richmond)
         Opened October 1988                         Opened November 1992

         Goochland Courthouse Branch                 Centerville Branch
         3018 River Road West                        27 Broad Street Road
         Goochland, Virginia 23063                   Manakin, Virginia 23103
         (Goochland County)                          (Goochland County)
         Opened June 1993                            Opened June 1993

The Goochland Courthouse Branch opened for business in a temporary banking facility in 1993 and moved to a newly constructed permanent facility in December 1995.

         Commerce Bank of Virginia holds the real property at its principal office pursuant to a ground lease and owns the improvements that have been constructed thereon. Commerce Bank of Virginia's Hanover County branch is owned by the Atlee Station Co., of which Sam T. Beale, a Director of CBI, is the principal shareholder. Commerce Bank of Virginia also leases the space where the Riverfront Tower branch is located. Commerce Bank of Virginia owns the property for its two other branches.

         The primary service area of Commerce Bank of Virginia consists of the City of Richmond, Virginia and Goochland, Hanover and Henrico Counties.

Item 3.       Legal Proceedings.
-------       ------------------

         None.


Item 4.       Submission of Matters to Vote of Security Holders.
-------       --------------------------------------------------

         None.


Item 5.       Market for Company's Common Stock and Related Stockholder Matters.
-------       ------------------------------------------------------------------

         As of December 31, 1996, the Company had 974 shareholders of record of its Common Stock.

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

                         CBI Market Price and Dividends

                                           Sales Price (1)    Dividends (1)
                                         ----------------------------------
                                           High          Low
                                         ---------------------
1994:
    1st quarter                            8.625         8.000         .10
    2nd quarter                            9.125         8.500
    3rd quarter                            9.720         9.000
    4th quarter                           10.500         9.500
1995:
    1st quarter                           10.625        10.500         .11
    2nd quarter                           11.500        10.500
    3rd quarter                           11.250        10.500
    4th quarter                           13.250        10.500
1996:
    1st quarter                           15.500        12.250         .12
    2nd quarter                           17.000        14.000
    3rd quarter                           18.500        15.500
    4th quarter                           19.500        17.000

-------------
(1) All prices and dividends are adjusted for a 100% stock dividend paid on August 31, 1995.

Dividends

         The Company declared annual dividends of $232,000 and $201,250 on its Common Stock during 1996 and 1995, respectively. The Company's management presently intends to continue its policy of paying out 8% to 15% of the previous year's earnings as dividends.

Limits on Dividends and Other Payments

         As noted in Item 1. Business, The Community Bank and Commerce Bank of Virginia are limited in the amount of dividends it may pay to the Company in any given year. At December 31, 1996, The Community Bank and Commerce Bank of
Virginia had $6.136 million of retained earnings legally available for the payment of dividends to the Company.

Item 6.            Selected Financial Data.
-------            ------------------------

Comparative Summary of Earnings

         The following table presents a Comparative Summary of Earnings of the Company for the five years ended December 31, 1996. These statements should be read in conjunction with the Consolidated Financial Statements and related Notes appearing elsewhere in this filing.

                    SELECTED HISTORICAL FINANCIAL INFORMATION


                                                                      Years Ended December 31,
                                              ---------------------------------------------------------------------
                                                   1996          1995           1994        1993           1992
                                              ---------------------------------------------------------------------
                                                  (In thousands, except ratios and per share data)
Income Statement Data:
Net interest income .......................   $       8,537    $    7,585    $    6,489    $    5,373    $    4,795
Provision for loan losses .................             401           442           266           195           499
                                              ---------------------------------------------------------------------

Net interest income after
  provision for loan losses ...............   $       8,136    $    7,143    $    6,223    $    5,178    $    4,296
Noninterest income ........................           1,214         1,135         1,231         1,123         1,035
Noninterest expense .......................           4,872         4,699         4,770         4,275         3,582
                                              ---------------------------------------------------------------------
Income before income taxes ................   $       4,478    $    3,579    $    2,684    $    2,026    $    1,749
Income taxes ..............................           1,422         1,224           886           669           583
                                              ---------------------------------------------------------------------
Net income ................................   $       3,056    $    2,355    $    1,798    $    1,357    $    1,166
                                              =====================================================================

PER SHARE DATA (1):
Net income ................................   $         1.5   $       1.2    $      1.0    $     0.79    $     0.69
Cash dividends ............................   $         0.1   $       0.1    $      0.1    $     0.07    $     0.05
Book value at period end ..................   $         9.8   $       8.5    $      7.3    $     6.44    $     5.91

BALANCE SHEET DATA:
Total assets ..............................         172,014       161,077       138,449       134,129       110,440
Loans, net ................................         115,135       107,405       100,290        87,940        77,144
Securities ................................          36,223        34,257        23,733        23,817        16,796
Deposits ..................................         152,006       143,571       123,892       122,213        98,530
Stockholder's equity (1) ..................          18,748        15,893        12,855        11,230         9,985
Shares outstanding (1) ....................       1,901,080     1,853,975     1,745,610     1,742,520     1,688,094

PERFORMANCE RATIOS:
Return on average assets ..................           1.86%         1.53%         1.31%         1.10%         1.09%
Return on average equity ..................          17.24%        16.38%        14.85%        12.78%        12.34%
Net interest margin (2) ...................           5.58%         5.35%         5.18%         4.80%         4.98%
Average loans to deposits .................          78.67%        78.07%        78.77%        75.86%        75.70%

ASSET QUALITY RATIOS:
Allowance for loan losses to
   period end loans .......................           1.07%         1.14%         1.08%         1.04%         1.10%
Allowance for loan losses to
   nonaccrual loans .......................           5.19X         5.61X        20.35X        42.64X         6.26X
Nonperforming assets to period end
   loans and other real estate owned ......           1.77%         1.72%         0.87%         0.92%         1.04%
Net chargeoffs
   to average loans .......................           0.35%         0.29%         0.11%         0.15%         0.56%

--------------------------------------
(1)     All per share information has been restated to reflect a 2 for 1 stock split effected in the form of a 100% stock dividend paid August 31, 1995.
(2)     Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents CBI's net yield on its earning assets.

         Certain selected financial information required by Item 6. is included in Management's Discussion and Analysis.


Item 7.           Management's Discussion and Analysis of Financial Condition
-------           -----------------------------------------------------------
                  and Results of Operations.
                  --------------------------

         The information required by Item 7 of Form 10-K is contained in the Company's Annual Report to Stockholders for the year ended December 31, 1996, and is incorporated herein by reference.


Item 8.           Financial Statements and Supplementary Data.
-------           --------------------------------------------

         The consolidated financial statements, together with the report thereon of Mitchell, Wiggins & Company LLP, is contained in the Company's 1996 Annual Report to Stockholders and is incorporated herein by reference.


Item 9.           Disagreements on Accounting and Financial Disclosure.
-------           -----------------------------------------------------

         None.


Item 10.          Directors and Executive Officers of the Company.
--------          ------------------------------------------------

         With respect to the directors and executive officers of the Company, the information required by Item 10 of Form 10-K appears in the Company's Proxy Statement for the 1997 Annual Meeting and is incorporated herein by reference.

Item 11.          Executive Compensation.
--------          -----------------------

         The information required by Item 11 of Form 10-K appears in the Company's Proxy Statement for the 1997 Annual Meeting and is incorporated herein by reference.


Item 12.          Security Ownership of Certain Beneficial Owners and
--------          ---------------------------------------------------
                  Management.
                  -----------

         The information required by Item 12 of Form 10-K appears in the Company's Proxy Statement for the 1997 Annual Meeting and is incorporated herein by reference.


Item 13.          Certain Relationships and Related Transactions.
--------          -----------------------------------------------

         The information required by Item 13 of Form 10-K appears in the Company's Proxy Statement for the 1997 Annual Meeting and is incorporated herein by reference.

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
--------          -----------------------------------------------------------
                  8-K.
                  ----

(a)  (1)   The following documents are contained in the Company's 1996 Annual
              Report and are incorporated herein by reference.

              Financial Statements:
                Independent Auditors' Report on the Consolidated Financial
                  Statements

                Consolidated Statements of Condition at December 31, 1996 and
                  1995

                Consolidated Statements of Income for the three years ended
                  December 31, 1996, 1995, and 1994

                Consolidated  Statements of Changes in Stockholders'  Equity for
                  the three years ended December 31, 1996, 1995, and 1994

                Consolidated  Statements of Cash Flows for the three years ended
                  December 31, 1996, 1995, and 1994

                Notes to Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)   Exhibits included herein or by reference:
              2 - Agreement And Plan Of  Reorganization  (filed as an Exhibit to
                  Registrant's Registration Statement on Form S-4 filed with the Commission on February 27, 1997 and incorporated herein by reference)
              3 - Articles of Incorporation and By-laws (filed as an Exhibit to
                  Registrant's Registration Statement on Form S-14 and amendment No. 1 thereto, filed with the Commission on March 14, 1984 and July 10, 1984, respectively, and incorporated herein by reference)

              13 - Community Bankshares Incorporated 1996 Annual Report to
                   Stockholders

              21 - Subsidiaries of the Registrant

              23 - Consent of Mitchell, Wiggins & Company LLP

(b)  Reports on Form 8-K
       No reports on Form 8-K were filed for the year ended December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, COMMUNITY BANKSHARES INCORPORATED has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                        COMMUNITY BANKSHARES INCORPORATED


/s/ Nathan S. Jones, 3rd.               /s/ Thomas H. Caffrey, Jr.
-------------------------------------   ----------------------------------------
Nathan S. Jones, 3rd.                   Thomas H. Caffrey, Jr.
President and Chief Executive Officer   Chief Financial Officer

Date: March 24, 1997                    Date: March 28, 1997
-------------------------------------   ---------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Sam T. Beale                        Date: March 28, 1997
-------------------------------------   ---------------------------------------
Sam T. Beale, Director


/s/ David E. Hudgins                    Date: March 28, 1997
-------------------------------------   ---------------------------------------
David E. Hudgins, Director


/s/ Richard C. Huffman                  Date: March 28, 1997
-------------------------------------   ---------------------------------------
Richard C. Huffman, Director


/s/ Phillip H. Kirkpatrick              Date: March 24, 1997
-------------------------------------   ---------------------------------------
Phillip H. Kirkpatrick, Director


/s/ Alvin L. Sheffield                  Date: March 24, 1997
-------------------------------------   ---------------------------------------
Alvin L. Sheffield, Director


/s/ Louis C. Shell                      Date: March 24, 1997
-------------------------------------   ---------------------------------------
Louis C. Shell, Director

/s/ Elinor B. Marshall                  Date: March 27, 1997
-------------------------------------   ---------------------------------------
Elinor B. Marshall, Director


/s/ Lawrence F. DeSouza                 Date: March 27, 1997
-------------------------------------   ---------------------------------------
Lawrence F. DeSouza, Director


/s/ W. Courtney Wells                   Date: March 27, 1997
-------------------------------------   ---------------------------------------
W. Courtney Wells, Director


/s/ Nathan S. Jones 3rd.                Date: March 24, 1997
-------------------------------------   ---------------------------------------
Nathan S. Jones 3rd., Director

                                    EXHIBITS

                           ANNUAL REPORT ON FORM 10-K

                       PURSUANT TO SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996



                        COMMUNITY BANKSHARES INCORPORATED

                         COMMISSION FILE NUMBER 0-13100

                                  Exhibit Index



13 - Community Bankshares Incorporated 1996 Annual Report to Stockholders

21 - Subsidiaries of the Registrant

23 - Consent of Mitchell, Wiggins & Company LLP