Form 10-Q
period 1997-03-31
COMMUNITY BANKSHARES INC /VA/
filed 1997-05-14
CIK 742279

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1997: Common Stock, $3.00 par value, 1,901,080 shares.

                        COMMUNITY BANKSHARES INCORPORATED
                                    FORM 10-Q

                                 March 31, 1997


                                     INDEX

                                                                           Page
                                                                           ----

Part I.  Financial Information

         Consolidated Balance Sheets as of March 31, 1997
                and December 31, 1996                                       3

         Consolidated Statements of Income for the three months and
                fiscal year to date ended March 31, 1997 and 1996           4

         Consolidated Statements of Cash Flows for the three
                 months ended March 31, 1997 and 1996                       5

          Management's Discussion and Analysis of the Financial
                  Condition and Results of Operations                       6


Part II.  Other Information                                                12

Part I.  Financial Information

                                       COMMUNITY BANKSHARES INCORPORATED
                                    Consolidated Balance Sheets (Unaudited)
                                                (In Thousands)

                                                     March 31,             December 31,
ASSETS                                                 1997                   1996
------                                                 ----                   ----

Cash and cash equivalents:
       Cash and due from banks                       $   9,094              $   9,338
       Federal funds sold                            $   6,058              $   5,392
                                                     ---------              ---------
                   Total cash and cash equivalents   $  15,152              $  14,730
                                                     ---------              ---------

Securities available for sale, at fair value         $  19,559              $  19,337
Investment securities                                $  16,180              $  16,886
                                                     ---------              ---------
                   Total securities                  $  35,739              $  36,223
                                                     ---------              ---------

Loans, net of unearned income                        $ 117,894              $ 116,381
      Less allowance for loan losses                 $   1,369              $   1,246
                                                     ---------              ---------
                   Net loans                         $ 116,525              $ 115,135

Bank premises and equipment, net                     $   2,594              $   2,653
Other real estate owned                              $     501              $     767
Accrued interest receivable                          $   1,180              $   1,081
Other assets                                         $   1,640              $   1,425
                                                     ---------              ---------

                   Total assets                      $ 173,331              $ 172,014
                                                     =========              =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits:
     Demand deposits                                 $  25,495              $  28,498
     Interest-bearing demand deposits                $  42,933              $  39,865
     Savings deposits                                $  28,871              $  27,479
     Time Deposits, $100,000 and over                $  11,132              $  10,752
     Other time deposits                             $  44,176              $  45,412
                                                     ---------              ---------
                   Total deposits                    $ 152,607              $ 152,006
                                                     ---------              ---------

Accrued interest payable                             $     480              $     478
Other liabilities                                    $     779              $     541
Guaranteed debt of Employee Stock
        Ownership Trust                              $     240              $     240
                                                     ---------              ---------
                   Total liabilities                 $ 154,106              $ 153,265
                                                     ---------              ---------

Stockholder's equity
     Capital stock                                   $   5,703              $   5,703
     Surplus                                         $   1,712              $   1,712
     Retained earnings                               $  12,413              $  11,717
     Unrealized gains (losses) on securities
          available for sale, net of taxes           $    (365)             $    (145)
                                                     ---------              ---------
                   Total stockholder's equity        $  19,463              $  18,987
                                                     ---------              ---------
                   Unearned ESOP shares              $    (238)             $    (238)

                   Total liabilities and
                           stockholder's equity      $ 173,331              $ 172,014
                                                     =========              =========


                                              COMMUNITY BANKSHARES INCORPORATED
                                        Consolidated Statements of Income (Unaudited)

                                                                                                       Fiscal year to date
                                                                              Quarter ended             Three months ended
                                                                                 March 31,                  March 31,
                                                                         -----------------------       --------------------
                                                                           1997           1996          1997          1996
                                                                           ----           ----          ----          ----
Interest  income:
       Interest and fees on loans                                          $2,837        $2,728        $2,837        $2,728
       Interest on securities:
              U.S. Treasury securities and U.S.government
                      agency and corporation obligations                   $  576        $  516        $  576        $  516
              Obligations of states and political subdivisions
             Taxable securities                                            $    5        $    5        $    5        $    5
             Tax-exempt securities                                         $   25        $   12        $   25        $   12
              Other securities                                             $   15        $   22        $   15        $   22
       Interest on Federal funds sold                                      $   56        $   74        $   56        $   74
                                                                           ------        ------        ------        ------
                              Total interest income                        $3,514        $3,357        $3,514        $3,357

Interest expense:
       Interest on deposits                                                $1,355        $1,347        $1,355        $1,347
       Interest on Federal funds purchased                                 $ --          $    2        $ --          $    2
                                                                           ------        ------        ------        ------

                              Total interest expense                       $1,355        $1,349        $1,355        $1,349
                                                                           ------        ------        ------        ------
                               Net interest income                         $2,159        $2,008        $2,159        $2,008
                                                                           ------        ------        ------        ------

Provision for loan losses                                                  $ --          $   50        $ --          $   50
                          Net interest income after provision
                                    for loan losses                        $2,159        $1,958        $2,159        $1,958
                                                                           ------        ------        ------        ------

Other income:
       Service charges, commissions and fees                               $  237        $  266        $  237        $  266
       Security gains (losses)                                             $ --          $   29        $ --          $   29
       Gain on sale of bank premises and equipment                         $ --          $ --          $ --          $ --
       Gain on sale of other real estate                                   $ --          $   40        $ --          $   40
       Other operating income                                              $   61        $    5        $   61        $    5
                                                                           ------        ------        ------        ------

                              Total other income                           $  298        $  340        $  298        $  340

Other expenses:
       Salaries and benefits                                               $  767        $  707        $  767        $  707
       Expense on premises and fixed assets, net                           $  211        $  209        $  211        $  209
       Other operating expenses                                            $  371        $  317        $  371        $  317
                                                                           ------        ------        ------        ------

                              Total other expenses                         $1,349        $1,233        $1,349        $1,233

Income before income taxes                                                 $1,108        $1,065        $1,108        $1,065
Income tax expense                                                         $  411        $  374        $  411        $  374
                                                                           ------        ------        ------        ------

                              Net income                                   $  697        $  691        $  697        $  691
                                                                           ------        ------        ------        ------
Earnings per common and common equivalent
        shares (based on 1,973,848; 1,999,930
         1,973,848; 1,939,101 respectively)                                 $0.35         $0.35         $0.35         $0.35
                                                                           ------        ------        ------        ------
Earnings per common share, assuming full
         dilution( based on 1,973,848; 1,999,930
         1,973,848; 1,999,930 respectively)                                 $0.35         $0.35         $0.35         $0.35
                                                                           ------        ------        ------        ------


                                         COMMUNITY BANKSHARES INCORPORATED
                                 Consolidated Statements of Cash Flows (Unaudited)
                                    Three Months Ended March 31, 1997 and 1996

                                                                                          1997             1996
                                                                                          ----             ----
Cash Flows from Operating Activities
     Net income                                                                         $    755         $    691
     Adjustments to reconcile net income to net cash and
            cash equivalents provided by operating activities:
                  Depreciation of bank premises and equipment                           $     86         $     91
                  Provision for loan losses                                             $   --           $     50
                  Amortization and accretion of investment securities                   $      4         $      5
                  (Gain) loss on sale of bank premises and equipment                    $   --           $   --
                  (Gain) loss on sale of other securities                               $   --           $   --
                  (Gain) loss on sale of other real estate                              $     30         $    (40)
                  Changes in operating assets and liabilities:
                            (Increase) Decrease in accrued interest receivable          $    (99)        $    (95)
                            (Increase) Decrease in prepaid expenses                     $     (9)        $    (61)
                            (Increase) Decrease in accrued interest payable             $      2         $    (21)
                            (Increase) Decrease in unrealized securities losses         $   (211)        $   (119)
                            (Increase) Decrease in deferred income taxes                $   (177)        $    (72)
            Net change in other operating assets and liabilities                        $    213         $     15
                                                                                        --------         --------

                               Net cash and cash equivalents provided
                                    by operating activities                             $    594         $    444

Cash Flows from Investing Activities
     Proceeds from sale of investment securities                                        $  1,220         $  4,722
     Proceeds from maturities of investment securities                                  $  1,091         $  1,214
     Purchase of investment securities                                                  $ (1,345)        $ (6,457)
     Purchase of other real estate                                                      $   (206)        $    (20)
     Net increase in loans                                                              $ (1,389)        $ (3,460)
     Proceeds from sale of bank premises and equipment                                  $   --           $   --
     Proceeds from sale of other real estate                                            $    441         $    185
     Capital expenditures                                                               $    (27)        $    (37)
                                                                                        --------         --------
                               Net cash and cash equivalents used in
                                    investing activities                                $   (215)        $ (3,853)

Cash Flows from Financing Activities
     Net increase (decease) in deposits                                                 $     44         $   (473)
     Net increase (decrease) in federal funds purchased                                 $   --           $    720
     Issuance of common stock                                                           $   --           $    102
     Dividends paid                                                                     $   --           $   --
                                                                                        --------         --------
                               Net cash and cash equivalents provided
                                    by financing activities                             $     44         $    349

Increase (decrease) in cash and cash equivalents                                        $    423         $ (3,060)

Cash and cash equivalents at beginning of period                                        $ 14,729         $ 13,652
                                                                                        --------         --------

Cash and cash equivalents at end of period                                              $ 15,152         $ 10,592
                                                                                        --------         --------

Supplemental Disclosure of Cash Flow Information
     Cash payments for:
            Interest                                                                    $  1,352         $  1,382
                                                                                        --------         --------

            Income taxes                                                                $   --           $    456
                                                                                        --------         --------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




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

Overview. Net income for the first three months of 1997 of $0.697 million was an increase of .87% over the first three months of 1996. Earnings per share for the three months ended March 31, 1997 was $.35 compared to $.35 for the same period last year.

     The Company's return on average equity has decreased for the first three months of 1997 over 1996. The return on average equity was 14.31% for the three months ended March 31, 1997, compared to 16.52% in 1996. The return on average assets amounted to 1.61% and 1.71% for the three months ended March 31, 1997 and 1996.

Net Interest Income. Net interest income represents the principal source of earnings for the Company. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

     Net interest income increased 10.27% to $2.159 million for the first three months of 1997. This increase was attributable to the growth in the Company's loan portfolio. Total loans outstanding increased 1.21%, or $1.21 million for the first three months of 1997. The Company has had a consistent increase in loan demand. It is management's belief that the increase in the lending volume is a result of competitive pricing and, responsiveness to loan demands. The ability to make timely loan decisions is an operating characteristic that often allows the Company the opportunity to meet the needs of borrowers before their competitors. The Company is competitive with rates and origination fees charged on loans. However, since 67.31% of the entire loan portfolio may be repriced in one year or less, the Company has the ability to respond quickly to market changes in rate structures.

     Interest expense for the three months ended March 31, 1997, increased only 0.44% to $1.355 million as compared to $1.349 million for the same period one year earlier. This small increase was due to an increase in the volume of interest-bearing liabilities.

Provision for Possible Loan Losses. The provision for possible loan losses was not increased for the first three months of 1997 as compared to $50,000 for the same period one year earlier. This provision is an estimate of an amount deemed adequate to provide for potential losses in the portfolio. The level of losses is affected by general economic trends as well as conditions affecting individual borrowers. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and comparison to peer groups.

     The allowance for loan losses totaled $1.369 million at March 31, 1997 or 1.16% of total loans, as compared to $1.246 or 1.07% at December 31, 1996. Non-performing assets totaled $1.686 million at March 31,1997 compared to $2.070 million at December 31, 1996. The multiple of the allowance for loan losses to non-performing assets was 0.81x at March 31, 1997 and 0.61x at December 31, 1996. Management constantly evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

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

Non-Interest Income. For the three months ended March 31, 1997, non-interest income decreased $42,000 or 12.35% to $0.298million as compared to $0.340 million one year earlier. The decrease was primarily due to a one time gain on the sale of other real estate owned in the amount of $40,000 in the first quarter of last year.

Non-Interest Expense. Non-interest expense of $1.349 million for the three months ended March 31, 1997, was an increase of $0.116 million or 9.41% over the $1.233 million for the same period last year. Salaries and employee benefits, the largest component on non-interest expense increased 8.49% to $0.767 million for the first three months of 1997.

Financial Condition

     Total assets as of March 31, 1997 were $173.331 million, an increase of 0.77% from $172.014 million at December 31, 1996. Net loan volume for the three months ended March 31, 1997 stood at $116.525 million, an increase of $1.390 million or 1.21% over the $115.135 million recorded at December 31, 1996.

     Deposits for the three months ended March 31, 1997 stood at $152.607 million an increase of $0.601 million or 0.40% over the $152.006 at December 31, 1996.

     Total securities for the three months ended March 31, 1997 were $35.739 million a decrease of $0.484 million or 1.21% from the $36.223 million at December 31, 1996. The securities portfolio is maintained to manage excess funds in order to provide diversification and liquidity in the overall asset management policy. The maturity of securities purchased are based on the needs of the Company and current yields and other market conditions.

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

     At March 31, 1997, the Company's ratio of total capital to risk-weighted assets was 18.02% and its ratio of Tier 1 capital to risk-weighted assets was 16.85%. Both ratios exceeded the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at March 31, 1997 (dollars in thousands):

                  Tier 1 Capital                              $ 19.590
                  Tier 2 Capital                              $  1.369
                  Total risk-based capital                    $ 19.590
                  Total risk-weighted assets                  $116.285

                    Capital Ratios:
                    Tier 1 risk-based capital  ratio            16.85%
                    Total risk-based capital  ratio             18.02%
                    Tier 1 Capital to average total assets      11.56%


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

    For the three months ended March 31, 1997 the Company provided cash or liquidity from operations in the amount of $0.594 million. This increase in funds in addition to $.044 million in net cash provided by an increase in deposits and other financing activities provided a total of $0.638 million available for investing during the first three months of 1997. The Company's net investing activities used $0.215 million in the same period, which produced a net increase in liquidity of approximately $0.423 million. Cash and cash equivalents on hand at March 31, 1997 totaled $15.152 million. With 67.31% of the loan portfolio repricing or maturing in the next twelve months, the Company has enough asset liquidity to meet the needs of maturing deposits.

Other Matters

     On January 14, 1997, the Board of Directors unanimously voted to enter into an Agreement and Plan for Reorganization (the plan) with County Bank of Chesterfield to combine their businesses. County Bank of Chesterfield is a Virginia state bank with its principal office located in Midlothian, Virginia. The combination of the two companies was consummated through a Share Exchange under Virginia law. Under the terms of the Plan, County Bank of Chesterfield will become a wholly-owned subsidiary of Community Bankshares Incorporated. For each share owned, the shareholders of County Bank of Chesterfield will receive
1.1054 shares of stock of Community Bankshares Incorporated. The transaction will be accounted for as a pooling of interests. CBI received an opinion from its independent accounting firm that the transaction does qualify for such accounting treatment. The Stockholders of Community Bankshares Incorporated and County Bank of Chesterfield will vote on approval of the Agreement at their Annual Meetings on June 5, 1997. If adopted by the shareholders, it is anticipated that the transaction will become effective in the third quarter of 1997. The proposed transaction is subject to approval by regulatory authorities.

     If the transaction had been consummated prior to March 31, 1997, the accompanying financial statements would have included the financial position and results of operations of Count Bank of Chesterfield. Interest income, net income, and net income per share for the two years ended March 31, 1997 would have been as follows:



                                   3/31/97          3/31/96           12/31/96
                                 (In thousands, except earnings per share data)

Interest Income                     $1,571           $1,471            $6,167
Net Income                          $  185           $  196            $  831
Earnings per common
   and equivalent share             $  .23           $  .25            $ 1.05
Earnings per common
   share, assuming full
   dilution                         $  .23           $  .25            $ 1.05

Part II. Other Information

Item:    1   Legal proceedings         None

         2   Changes in securities     None

         3   Defaults upon senior securities    None

         4   Results of votes of security holders        None

         5   Other information         None

         6   Exhibits and Reports on Form 8-K   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




COMMUNITY BANKSHARES INCORPORATED




s/ Nathan S. Jones, 3rd.
-------------------------------------------------
Nathan S. Jones, 3rd
President and Chief Executive Officer





s/ Thomas H. Caffrey, Jr.
-------------------------------------------------
Thomas H. Caffrey, Jr.
Senior Vice President and Chief Financial Officer



Date:  May 14, 1997