Form 10-Q
period 1997-06-30
COMMUNITY BANKSHARES INC /VA/
filed 1997-08-14
CIK 742279

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended JUNE 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1997: Common Stock, $3.00 par value, 1,892,513 shares.

                       COMMUNITY BANKSHARES INCORPORATED
                                   FORM 10-Q

                                 June 30, 1997


                                     INDEX

                                                                          Page

Part I.  Financial Information

               Consolidated Balance Sheets as of June 30, 1997
                      and December 31, 1996                                 3

               Consolidated Statements of Income for the six months and
                      fiscal year to date ended June 30, 1997 and 1996      4

               Consolidated Statements of Cash Flows for the six
                       months ended June 30, 1997 and 1996                  5

                Management's Discussion and Analysis of the Financial
                        Condition and Results of Operations                 6


Part II.  Other Information                                                12

Part I.  Financial Information

                        COMMUNITY BANKSHARES INCORPORATED
                     Consolidated Balance Sheets (Unaudited)
                                 (In Thousands)

                                                     June 30,    December 31,
ASSETS                                                 1997         1996
------                                                 ----         ----

Cash and cash equivalents:
       Cash and due from banks                       $   8,388    $   9,945
       Federal funds sold                            $   5,021    $   5,392
                                                     ---------    ---------
                   Total cash and cash equivalents   $  13,409    $  15,337
                                                     ---------    ---------

Securities available for sale, at fair value         $  21,368    $  19,335
Investment securities                                $  14,234    $  16,886
                                                     ---------    ---------
                   Total securities                  $  35,602    $  36,221
                                                     ---------    ---------

Loans, net of unearned income                        $ 119,502    $ 116,384
      Less allowance for loan losses                 $   1,405    $   1,246
                                                     ---------    ---------
                   Net loans                         $ 118,097    $ 115,138

Bank premises and equipment, net                     $   2,545    $   2,618
Other real estate owned                              $     198    $     767
Other assets                                         $   2,709    $   2,610
                                                     ---------    ---------

                   Total assets                      $ 172,560    $ 172,691
                                                     =========    =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits:
     Noninterest-bearing deposits                    $  26,742    $  29,295
     Interest-bearing  deposits                      $ 123,980    $ 122,741
                                                     ---------    ---------
                   Total deposits                    $ 150,722    $ 152,036

Federal Funds Purchased                              $      --    $      --
Securities sold under agreements to repurchase       $   1,044    $     598
Other liabilities                                    $     952    $   1,069
Guaranteed debt of Employee Stock
        Ownership Trust                              $     220    $     240
                                                     ---------    ---------
                   Total liabilities                 $ 152,938    $ 153,943
                                                     ---------    ---------

Stockholder's equity
     Capital stock                                   $   5,677    $   5,703
     Surplus                                         $   1,712    $   1,712
     Retained earnings                               $  12,600    $  11,716
     Unrealized gains (losses) on securities
          available for sale, net of taxes           $    (149)   $    (145)
                   Unearned ESOP shares              $    (218)   $    (238)
                                                     ---------    ---------

                   Total stockholder's equity        $  19,622    $  18,748
                                                     ---------    ---------

                   Total liabilities and
                           stockholder's equity      $ 172,560    $ 172,691
                                                     =========    =========

                        COMMUNITY BANKSHARES INCORPORATED
                  Consolidated Statements of Income (Unaudited)

                                                                                         Fiscal year to date
                                                                       Quarter ended      Six months ended
                                                                          June 30,             June 30,
                                                                    -----------------    -----------------
                                                                      1997      1996       1997      1996
                                                                      ----      ----       ----      ----
Interest  income:
       Interest and fees on loans                                    $ 2,904    $ 2,798   $ 5,741    $ 5,526
       Interest on securities:
              U.S. Treasury securities and U.S.government
                      agency and corporation obligations             $   555    $   532   $ 1,131    $ 1,048
              Obligations of states and political subdivisions
                     Taxable securities                              $     4    $     4   $     9    $     9
                     Tax-exempt securities                           $    26    $    13   $    51    $    25
              Other securities                                       $    14    $    24   $    29    $    46
       Interest on Federal funds sold                                $    79    $    49   $   135    $   123
                                                                     -------    -------   -------    -------
                              Total interest income                  $ 3,582    $ 3,420   $ 7,096    $ 6,777

Interest expense:
       Interest on deposits                                          $ 1,357    $ 1,313   $ 2,692    $ 2,660
       Interest on Federal funds purchased                           $    --    $    --   $    --    $    --
       Interest on Securities sold under
                     agreements to repurchase                        $    11    $     3   $    19    $     5
                                                                     -------    -------   -------    -------

                              Total interest expense                 $ 1,368    $ 1,316   $ 2,711    $ 2,665
                                                                     -------    -------   -------    -------
                               Net interest income                   $ 2,214    $ 2,104   $ 4,385    $ 4,112
                                                                     -------    -------   -------    -------

Provision for loan losses                                            $    --    $    91   $    --    $   141
                               Net interest income after provision
                                    for loan losses                  $ 2,214    $ 2,013   $ 4,385    $ 3,971
                                                                     -------    -------   -------    -------
Other income:
       Service charges, commissions and fees                         $   243    $   284   $   480    $   550
       Security gains (losses)                                       $    (7)   $    --   $    (7)   $    29
       Gain on sale of bank premises and equipment                   $    --    $    --   $    --    $  --
       Gain on sale of other real estate                             $    --    $    20   $    --    $    60
       Other operating income                                        $    55    $     2   $   116    $     7
                                                                     -------    -------   -------    -------

                              Total other income                     $   291    $   306   $   589    $   646
Other expenses:
       Salaries and benefits                                         $   747    $   667   $ 1,514    $ 1,374
       Expense on premises and fixed assets, net                     $   191    $   178   $   402    $   387
       Other operating expenses                                      $   462    $   356   $   833    $   673
                                                                     -------    -------   -------    -------

                              Total other expenses                   $ 1,400    $ 1,201   $ 2,749    $ 2,434

Income before income taxes                                           $ 1,105    $ 1,118   $ 2,225    $ 2,183
Income tax expense                                                   $   425    $   412   $   836    $   786
                                                                     -------    -------   -------    -------

                              Net income                             $   680    $   706   $ 1,389    $ 1,397
                                                                     -------    -------   -------    -------
Earnings per common and common equivalent
        shares (based on 1,972,509; 1,966,927
         1,972,509; 1,966,927 respectively)                          $  0.36    $  0.38   $  0.74    $  0.75
                                                                     -------    -------   -------    -------
Earnings per common share, assuming full
         dilution( based on 1,982,163; 1,949,566                     $  0.34    $  0.36   $  0.70    $  0.72
         1,982,163; 1,949,566 respectively)                          -------    -------   -------    -------


                        COMMUNITY BANKSHARES INCORPORATED
                Consolidated Statements of Cash Flows (Unaudited)
                     Six Months Ended June 30, 1997 and 1996

                                                                                         1997             1996
                                                                                         ----             ----
Cash Flows from Operating Activities
     Net income                                                                            $  1,389    $  1,401
     Adjustments to reconcile net income to net cash and
            cash equivalents provided by operating activities:
                  Depreciation of bank premises and equipment                              $    166    $    172
                  Provision for loan losses                                                $   --      $    141
                  Amortization and accretion of investment securities                      $      8    $      5
                  (Gain) loss on sale of bank premises and equipment                       $   --      $   --
                  (Gain) loss on sale of other securities                                  $   --      $   --
                  (Gain) loss on sale of other real estate                                 $     32    $    (60)
                  Changes in operating assets and liabilities:
                            (Increase) Decrease in accrued interest receivable             $    (33)   $   (126)
                            (Increase) Decrease in prepaid expenses                        $   (208)   $   (234)
                            (Increase) Decrease in accrued interest payable                $   --      $    (31)
                            (Increase) Decrease in unrealized securities losses            $     (4)   $   (296)
                            (Increase) Decrease in deferred income taxes                   $      7    $   (124)
            Net change in other operating assets and liabilities                           $   (141)   $   (223)
                                                                                           --------    --------
                               Net cash and cash equivalents provided
                                    by operating activities                                $  1,216    $    625

Cash Flows from Investing Activities
     Proceeds from sale of investment securities                                           $    467    $  7,480
     Proceeds from maturities of investment securities                                     $  3,947    $  2,052
     Purchase of investment securities                                                     $ (3,795)   $ (9,178)
     Purchase of other real estate                                                         $   (207)   $   (262)
     Net increase in loans                                                                 $ (2,959)   $ (6,599)
     Proceeds from sale of bank premises and equipment                                     $   --      $   --
     Proceeds from sale of other real estate                                               $    744    $    155
     Capital expenditures                                                                  $    (93)   $    (69)
                                                                                           --------    --------
                               Net cash and cash equivalents used in
                                    investing activities                                   $ (1,896)   $ (6,421)

Cash Flows from Financing Activities
     Net increase (decease) in deposits                                                    $ (1,314)   $  1,876
     Net increase (decrease) in federal funds purchased                                    $    446    $   --
     Issuance of common stock                                                              $   --      $    250
     Dividends paid                                                                        $   (380)   $   (232)
                                                                                           --------    --------
                               Net cash and cash equivalents provided
                                    by financing activities                                $ (1,248)   $  1,894
                                                                                           ========    ========

Increase (decrease) in cash and cash equivalents                                           $ (1,928)   $ (3,902)
                                                                                           --------    --------

Cash and cash equivalents at beginning of period                                           $ 15,337    $ 13,652
                                                                                           --------    --------

Cash and cash equivalents at end of period                                                 $ 13,409    $  9,750
                                                                                           --------    --------

Supplemental Disclosure of Cash Flow Information
     Cash payments for:
            Interest                                                                       $  2,709    $  2,691
                                                                                           --------    --------

            Income taxes                                                                   $    641    $    716
                                                                                           --------    --------



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

Overview. Net income for the first six months of 1997 of $1.389 million was a decrease of .57% over the first six months of 1996. Earnings per share for the six months ended June 30, 1997 was $.36 compared to $.38 for the same period last year.

     The Company's return on average equity decreased for the first six months of 1997 over 1996. The return on average equity was 14.48% for the six months ended June 30, 1997, compared to 17.36% in 1996. The return on average assets amounted to 1.61% and 1.72% for the six months ended June 30, 1997 and 1996.

Net Interest Income. Net interest income represents the principal source of earnings for the Company. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

     Net interest income increased 6.64% to $4.385 million for the first six months of 1997. This increase was attributable to the growth in the Company's loan portfolio. Total loans outstanding increased 2.68%, or $3.11 million for the first six months of 1997. The Company has had a consistent increase in loan demand. It is management's belief that the increase in the lending volume is a result of competitive pricing and, responsiveness to loan demands. The ability to make timely loan decisions is an operating characteristic that often allows the Company the opportunity to meet the needs of borrowers before their competitors. The Company is competitive with rates and origination fees charged on loans. However, since 72.28% of the entire loan portfolio may be repriced in one year or less, the Company has the ability to respond quickly to market changes in rate structures.

     Interest expense for the six months ended June 30, 1997, increased 1.73% to $2.711 million as compared to $2.665 million for the same period one year earlier. This small increase was due to an increase in the volume of interest-bearing liabilities.

Provision for Possible Loan Losses. The provision for possible loan losses was not increased for the first six months of 1997 as compared to $141,000 for the same period one year earlier. This provision is an estimate of an amount deemed adequate to provide for potential losses in the portfolio. The level of losses is affected by general economic trends as well as conditions affecting individual borrowers. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and comparison to peer groups.

     The allowance for loan losses totaled $1.405 million at June 30, 1997 or 1.18% of total loans, as compared to $1.246 or 1.07% at December 31, 1996. Non-performing assets totaled $1.282 million at June 30,1997 compared to $2.070 million at December 31, 1996. The multiple of the allowance for loan losses to non-performing assets was 1.10x at June 30, 1997 and 0.61x at December 31, 1996. Management constantly evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

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

Non-Interest Income. For the six months ended June 30, 1997, non-interest income decreased $572,000 or 8.82% to $0.589 million as compared to $0.646 million one year earlier. The decrease was primarily due to a one time gain on the sale of other real estate owned in the amount of $40,000 in the first quarter of last year, and a drop of $70,000 in total service charges and fees collected in the first half of 1997.

Non-Interest Expense. Non-interest expense of $2.749 million for the six months ended June 30, 1997, was an increase of $0.315 million or 12.94% over the $2.434 million for the same period last year. Salaries and employee benefits, the largest component on non-interest expense increased 10.19% to $1.514 million for the first six months of 1997. Other expenses, connected with the merger with County Bank of Chesterfield and the listing of the Company's common stock on the NASDAQ Stock Market, added approximately $112,000 in non-recurring expenses.

Financial Condition

     Total assets as of June 30, 1997 were $172.521 million, a decrease of 0.10% from $172.691 million at December 31, 1996. Net loans outstanding for the six months ended June 30, 1997 stood at $118.097 million, a net increase of $2.959 million or 2.57% over the $115.138 million recorded at December 31, 1996.

     Deposits for the six months ended June 30, 1997 stood at $150.722 million a decrease of $1.314 million or 0.86% over the $152.036 at December 31, 1996.

     Total securities for the six months ended June 30, 1997 were $35.602 million a decrease of $0.619 million or 1.71% from the $36.221 million at December 31, 1996. The securities portfolio is maintained to manage excess funds in order to provide diversification and liquidity in the overall asset management policy. The maturity of securities purchased are based on the needs of the Company and current yields and other market conditions.
Securities are classified as held-to-maturity when management has the positive intent and the Company has the ability at the time of purchase to hold them until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount. Securities to be held for indefinite periods of time and not intended to be held-to-maturity or on a long-term basis are classified as available-for-sale and accounted for at fair market value on an aggregate basis. Unrealized gains or losses are reported as increases or decreases in stockholder's equity, net of the related tax effect.

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

     At June 30, 1997, the Company's ratio of total capital to risk-weighted assets was 17.93% and its ratio of Tier 1 capital to risk-weighted assets was 16.74%. Both ratios exceeded the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at June 30, 1997 (dollars in thousands):

                  Tier 1 Capital                               $ 19,622
                  Tier 2 Capital                               $  1,405
                  Total risk-based capital                     $ 21,027
                  Total risk-weighted assets                   $117,242

                       Capital Ratios:
                       Tier 1 risk-based capital ratio            16.74%
                       Total risk-based capital ratio             17.93%
                       Tier 1 Capital to average total assets     11.37%


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

    For the six months ended June 30, 1997 the Company provided cash or liquidity from operations in the amount of $1.216 million. The Company's net investing activities used $1.896 million in the same period. Financing activities used an additional $1.248 million, consisting mainly of a seasonal decrease in deposits of $1.314. For the first six months of 1997 this produced a net decrease in liquidity of approximately $1.928 million. Cash and cash equivalents on hand at June 30, 1997 totaled $13.409 million. Management believes that the Company has enough asset liquidity to meet the needs of maturing deposits.

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

     The Stockholders of Community Bankshares Incorporated and County Bank of Chesterfield voted approval of the Agreement at their Annual Meetings on June 5, 1997. It is anticipated that the transaction will become effective in the third quarter of 1997. The proposed transaction is subject to approval by regulatory authorities.

     If the transaction had been consummated prior to June 30, 1997, the accompanying financial statements would have included the financial position and results of operations of County Bank of Chesterfield. Interest income, net income, and net income per share for the two years ended June 30, 1997 would have been as follows:



                                       6/30/97        6/30/96        12/31/96
                                  (In thousands, except earnings per share data)

Interest Income .................     $   10,383      $   9,764      $  20,015
Net Income ......................     $    1,764      $   1,799      $   3,886
Earnings per common
   and equivalent share .........     $     .64       $     .66      $    1.36
Earnings per common
   share, assuming full
   dilution .....................     $     .62       $     .64      $    1.36

Part II. Other Information

Item:    1        Legal proceedings:  None

         2        Changes in securities:  None

         3        Defaults upon senior securities:  None

         4        Results of votes of security holders:  None

         5        Other information:  None

         6        Exhibits and Reports on Form 8-K:  None



                                     - 12 -
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




COMMUNITY BANKSHARES INCORPORATED


/s/ Nathan S. Jones, 3rd
--------------------------------------------
Nathan S. Jones, 3rd
President and Chief Executive Officer




/s/ Thomas H. Caffrey, Jr.
--------------------------------------------
Thomas H. Caffrey, Jr.
Senior Vice President and Chief Financial Officer



Date:  August 7, 1997