Form 10-Q
period 1997-09-30
COMMUNITY BANKSHARES INC /VA/
filed 1997-11-14
CIK 742279

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1997: Common Stock, $3.00 par value, 2,768714 shares.

                        COMMUNITY BANKSHARES INCORPORATED
                                    FORM 10-Q

                               September 30, 1997



                                      INDEX


                                                                                                 Page


Part I.  Financial Information

               Consolidated Balance Sheets as of September 30, 1997
                      and December 31, 1996                                                        3

               Consolidated Statements of Income for the six months and
                      fiscal year to date ended September 30, 1997 and 1996                        4

               Consolidated Statements of Cash Flows for the six
                       months ended September 30, 1997 and 1996                                    5

                Management's Discussion and Analysis of the Financial
                        Condition and Results of Operations                                        6


Part II.  Other Information                                                                       12


Part I.  Financial Information

                        COMMUNITY BANKSHARES INCORPORATED
                     Consolidated Balance Sheets (Unaudited)
                                 (In Thousands)


                                                    September 30,  December 31,
ASSETS                                                   1997           1996


Cash and cash equivalents:
       Cash and due from banks                       $  12,713    $  13,561
       Federal funds sold                            $  11,079    $   9,810
                                                     ---------    ---------
                   Total cash and cash equivalents   $  23,792    $  23,371
                                                     ---------    ---------

Securities available for sale, at fair value         $  41,363    $  37,330
Investment securities                                $  14,442    $  18,285
                                                     ---------    ---------
                   Total securities                  $  55,805    $  55,615
                                                     ---------    ---------

Loans, net of unearned income                        $ 176,660    $ 164,861
      Less allowance for loan losses                 $   2,074    $   2,000
                                                     ---------    ---------
                   Net loans                         $ 174,586    $ 162,861

Bank premises and equipment, net                     $   4,813    $   4,455
Other real estate owned                              $   1,132    $   1,330
Other assets                                         $   3,459    $   3,379
                                                     ---------    ---------

                   Total assets                      $ 263,587    $ 251,011
                                                     =========    =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits:
     Noninterest-bearing deposits                    $  40,453    $  39,111
     Interest-bearing  deposits                      $ 190,292    $ 182,199
                                                     ---------    ---------
                   Total deposits                    $ 230,745    $ 221,310

Federal Funds Purchased                              $    --      $    --
Securities sold under agreements to repurchase       $   1,187    $     598
Other liabilities                                    $   1,743    $   1,524
Guaranteed debt of Employee Stock
        Ownership Trust                              $     165    $     240
                                                     ---------    ---------
                   Total liabilities                 $ 233,840    $ 223,672
                                                     ---------    ---------

Stockholder's equity
     Capital stock                                   $   8,307    $   8,334
     Surplus                                         $   5,657    $   5,657
     Retained earnings                               $  16,009    $  13,852
     Unrealized gains (losses) on securities
          available for sale, net of taxes           $     (61)   $    (265)
                   Unearned ESOP shares              $    (165)   $    (239)
                                                     ---------    ---------

                   Total stockholder's equity        $  29,747    $  27,339
                                                     ---------    ---------

                   Total liabilities and
                           stockholder's equity      $ 263,587    $ 251,011
                                                     =========    =========




                        COMMUNITY BANKSHARES INCORPORATED
                  Consolidated Statements of Income (Unaudited)


                                                                                                  Fiscal year to date
                                                                              Quarter ended       Nine months ended
                                                                               September 30,         September 30,
                                                                             ------------------   -------------------
                                                                                1997        1996     1997       1996
                                                                               -----        ----     ----       ----

Interest  income:
       Interest and fees on loans                                             $  4,379   $  4,155   $ 12,712    $ 11,942
       Interest on securities:
              U.S. Treasury securities and U.S.government
                      agency and corporation obligations                      $    823   $    814   $  2,351    $  2,277
              Obligations of states and political subdivisions                $     82   $     88   $    298    $    292
              Other securities                                                $     11   $      6   $     85    $    131
       Interest on Federal funds sold                                         $    104   $     88   $    301    $    273
                                                                              --------   --------   --------    --------
                              Total interest income                           $  5,399   $  5,151   $ 15,747    $ 14,915

Interest expense:
       Interest on deposits                                                   $  2,174   $  2,088   $  6,391    $  6,246
       Interest on Federal funds purchased                                    $   --     $   --     $   --      $   --
       Interest on Securities sold under
                 agreements to repurchase                                     $     14   $   --     $     36    $      5
                                                                              --------   --------   --------    --------

                              Total interest expense                          $  2,188   $  2,088   $  6,427    $  6,251
                                                                              --------   --------   --------    --------
                               Net interest income                            $  3,211   $  3,063   $  9,320    $  8,664
                                                                              --------   --------   --------    --------

Provision for loan losses                                                     $      5   $    117   $     30    $    294
                               Net interest income after provision
                                    for loan losses                           $  3,206   $  2,946   $  9,290    $  8,370
                                                                              --------   --------   --------    --------
Other income:
       Service charges, commissions and fees                                  $    293   $    326   $    963    $  1,065
       Security gains (losses)                                                $   --     $      1   $     (7)   $     30
       Gain on sale of bank premises and equipment                            $   --     $   --     $   --      $   --
       Gain on sale of other real estate                                      $   --     $   --     $   --      $     60
       Other operating income                                                 $    150   $     36   $    324    $     77
                                                                              --------   --------   --------    --------

                              Total other income                              $    443   $    363   $  1,280    $  1,232
Other expenses:
       Salaries and benefits                                                  $  1,126   $  1,043   $  3,388    $  3,028
       Expense on premises and fixed assets, net                              $    294   $    267   $    877    $    802
       Other operating expenses                                               $    487   $    440   $  1,823    $  1,487
                                                                              --------   --------   --------    --------

                              Total other expenses                            $  1,907   $  1,750   $  6,088    $  5,317

Income before income taxes                                                    $  1,742   $  1,559   $  4,482    $  4,285
Income tax expense                                                            $    575   $    499   $  1,551    $  1,426
                                                                              --------   --------   --------    --------

                              Net income                                      $  1,167   $  1,060   $  2,931    $  2,859
                                                                              --------   --------   --------    --------
Earnings per common and common equivalent
        shares (based on 2,847,169; 2,869,452
         2,859,549; 2,841,333 respectively)                                   $   0.41   $   0.37   $   1.02    $   1.01
                                                                              --------   --------   --------    --------
Earnings per common share, assuming full
         dilution( based on 2,916,303; 2,923,333                              $   0.40   $   0.36   $   1.00    $   0.99
                                                                              --------   --------   --------    --------
         2,930,682; 2,886,283 respectively)


                                       4

                        COMMUNITY BANKSHARES INCORPORATED
                Consolidated Statements of Cash Flows (Unaudited)
                 Nine Months Ended September 30, 1997 and 1996

                                                                                                         1997                1996
                                                                                                         ----                ----

Cash Flows from Operating Activities
     Net income                                                                                          $  2,931          $  2,036
     Adjustments to reconcile net income to net cash and
            cash equivalents provided by operating activities:
                  Depreciation of bank premises and equipment                                            $    381          $    278
                  Provision for loan losses                                                              $     30          $    195
                  Amortization and accretion of investment securities                                    $    (28)         $    (11)
                  (Gain) loss on sale of bank premises and equipment                                     $   --            $   --
                  (Gain) loss on sale of other securities                                                $      7          $     (3)
                  (Gain) loss on sale of other real estate                                               $     32          $    (60)
                  Changes in operating assets and liabilities:
                            (Increase) Decrease in accrued interest receivable                           $   (111)         $   (108)
                            (Increase) Decrease in prepaid expenses                                      $   (155)         $   (264)
                            (Increase) Decrease in accrued interest payable                              $    (11)         $    (19)
                            (Increase) Decrease in unrealized securities losses                          $    250          $   (519)
                            (Increase) Decrease in deferred income taxes                                 $    119          $   (209)
            Net change in other operating assets and liabilities                                         $    146          $   (108)
                                                                                                         --------          --------
                               Net cash and cash equivalents provided
                                    by operating activities                                              $  3,591          $  1,208

Cash Flows from Investing Activities
     Proceeds from sale of investment securities                                                         $  7,456          $ 12,827
     Proceeds from maturities of investment securities                                                   $  8,724          $  3,274
     Purchase of investment securities                                                                   $(15,849)         $(14,045)
     Purchase of other real estate                                                                       $   (639)         $   (262)
     Net increase in loans                                                                               $(11,705)         $(11,759)
     Proceeds from sale of bank premises and equipment                                                   $   --            $   --
     Proceeds from sale of other real estate                                                             $    874          $    256
     Capital expenditures                                                                                $   (748)         $   (441)
                                                                                                         --------          --------
                               Net cash and cash equivalents used in
                                    investing activities                                                 $(11,887)         $(10,150)

Cash Flows from Financing Activities
     Net increase (decease) in deposits                                                                  $  8,507          $  4,528
     Net increase (decrease) in federal funds purchased                                                  $   --            $   --
     Issuance of common stock                                                                            $    209          $    250
     Dividends paid                                                                                      $   (399)         $   (232)
                                                                                                         --------          --------
                               Net cash and cash equivalents provided
                                    by financing activities                                              $  8,317          $  4,546
                                                                                                         ========          ========

Increase (decrease) in cash and cash equivalents                                                         $     21          $ (4,396)
                                                                                                         --------          --------

Cash and cash equivalents at beginning of period                                                         $ 23,001          $ 19,163
                                                                                                         --------          --------

Cash and cash equivalents at end of period                                                               $ 23,022          $ 14,767
                                                                                                         --------          --------
Supplemental Disclosure of Cash Flow Information
     Cash payments for:
            Interest                                                                                     $  6,398          $  4,956
                                                                                                         --------          --------

            Income taxes                                                                                 $  1,350          $    907
                                                                                                         --------          --------


                                       5

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Community Bankshares Incorporated (the "Company") is a multi-bank holding company organized under Virginia law which provides financial services through its wholly-owned subsidiaries, The Community Bank and Commerce Bank of Virginia, and County Bank of Chesterfield. All subsidiary banks are full service retail commercial banks offering a wide range of banking services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage and consumer loans. The Company's primary trade areas are the Petersburg, Virginia area and the Richmond, Virginia area. The Company operates twelve branch locations in these trade areas.

     The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Community Bankshares Incorporated. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

Overview. Net income for the first nine months of 1997 of $2.931 million was an increase of 7.52% over the first nine months of 1996. Earnings per share (on a fully diluted basis) for the nine months ended September 30, 1997 was $1.00 compared to $0.99 for the same period last year.

     The Company's return on average equity decreased for the first nine months of 1997 over 1996. The return on average equity was 10.26% for the nine months ended September 30, 1997, compared to 11.16% in 1996. The return on average assets amounted to 1.14% and 1.18% for the nine months ended September 30, 1997 and 1996.

Net Interest Income. Net interest income represents the principal source of earnings for the Company. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

     Net interest income increased 7.57% to $9.320 million for the first nine months of 1997. This increase was attributable to the growth in the Company's loan portfolio. Total loans outstanding increased 7.16%, or $11.799 million for the first nine months of 1997. The Company has had a consistent increase in loan demand. It is management's belief that the increase in the lending volume is a result of competitive pricing and, responsiveness to loan demands. The ability to make timely loan decisions is an operating characteristic that often allows the Company the opportunity to meet the needs of borrowers before their competitors. The Company is competitive with rates and origination fees charged on loans. However, since 57.79% of the entire loan portfolio may be repriced in one year or less, the Company has the ability to respond quickly to market changes in rate structures.

     Interest expense for the nine months ended September 30, 1997, increased 2.82% to $6.427 million as compared to $6.251 million for the same period one year earlier. This small increase was due to an increase in the volume of interest-bearing liabilities.

Provision for Possible Loan Losses. The provision for possible loan losses was increased, $30,000 for the first nine months of 1997 as compared to $294,000 for the same period one year earlier. This provision is an estimate of an amount deemed adequate to provide for potential losses in the portfolio. The level of losses is affected by general economic trends as well as conditions affecting individual borrowers. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and comparison to peer groups.

     The allowance for loan losses totaled $2.074 million at September 30, 1997 or 1.17% of total loans, as compared to $2.000 or 1.21% at December 31, 1996. Non-performing assets totaled $1.861 million at September 30,1997 compared to $2.826 million at December 31, 1996. The multiple of the allowance for loan losses to non-performing assets was 1.11x at September 30, 1997 and 0.71x at December 31, 1996. Management constantly evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

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

Non-Interest Income. For the nine months ended September 30, 1997, non-interest income increased $48,000 or 3.90% to $1.280 million as compared to $1.232 million one year earlier. The increase was primarily due to an increase in miscellaneous income.

Non-Interest Expense. Non-interest expense of $6.088 million for the nine months ended September 30, 1997, was an increase of $0.771 million or 14.50% over the $5.317 million for the same period last year. Salaries and employee benefits, the largest component on non-interest expense increased 11.89% to $3.388 million for the first nine months of 1997. Other expenses, connected with the merger with County Bank of Chesterfield and the listing of the Company's common stock on the NASDAQ Stock Market, added approximately $229,000 in non-recurring expenses.

Financial Condition

     Total assets as of September 30, 1997 were $263.587 million, an increase of 5.01% from $251.011 million at December 31, 1996. Net loans outstanding for the nine months ended September 30, 1997 stood at $174.586 million, a net increase of $11.725 million or 7.20% over the $162.861 million recorded at December 31, 1996.

     Deposits for the nine months ended September 30, 1997 stood at $230.745 million an increase of $9.435 million or 4.26% over the $221.310 at December 31, 1996.

     Total securities for the nine months ended September 30, 1997 were $55.805 million an increase of $0.190 million or 0.34% from the $55.615 million at December 31, 1996. The securities portfolio is maintained to manage excess funds in order to provide diversification and liquidity in the overall asset management policy. The maturity of securities purchased are based on the needs of the Company and current yields and other market conditions.
Securities are classified as held-to-maturity when management has the positive intent and the Company has the ability at the time of purchase to hold them until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount. Securities to be held for indefinite periods of time and not intended to be held-to-maturity or on a long-term basis are classified as available-for-sale and accounted for at fair market value on an aggregate basis. Unrealized gains or losses are reported as increases or decreases in stockholder's equity, net of the related tax effect.

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

     At September 30, 1997, the Company's ratio of total capital to risk-weighted assets was 17.30% and its ratio of Tier 1 capital to risk-weighted assets was 16.18%. Both ratios exceeded the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at September 30, 1997 (dollars in thousands):

                    Tier 1 Capital                      $  29,973
                    Tier 2 Capital                      $   2,074
                    Total risk-based capital            $  32,047
                    Total risk-weighted assets          $ 185,205

                       Capital Ratios:
                       Tier 1 risk-based capital ratio         16.18%
                       Total risk-based capital ratio          17.30%
                       Tier 1 Capital to average total assets  11.65%


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

    For the nine months ended September 30, 1997 the Company provided cash or liquidity from operations in the amount of $3.591 million. The Company's net investing activities used $11.887 million in the same period. Financing activities provided an additional $8.317 million, consisting mainly of an increase in deposits of $8.507. For the first nine months of 1997 this produced a net increase in liquidity of approximately $0.021 million. Cash and cash equivalents on hand at September 30, 1997 totaled $23.001 million. Management believes that the Company has enough asset liquidity to meet the needs of maturing deposits.

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

     The Stockholders of Community Bankshares Incorporated and County Bank of Chesterfield voted approval of the Agreement at their Annual Meetings on June 5, 1997. This transaction became effective on July 1, 1997.




                                     - 11 -
Part II. Other Information

Item:    1        Legal proceedings:  None

         2        Changes in securities:  None

         3        Defaults upon senior securities:  None

         4        Results of votes of security holders:  On June 4, 1997 the Shareholders of
                  CBI approved the Agreement and Plan of  Reorganization, dated January
                  14, 1997, between CBI and County Bank of Chesterfield ("CBOC") and a related Plan of Share Exchange (collectively, the "Reorganization
                  Agreement"), providing for a Share Exchange between CBOC and CBI
                  (the "Reorganization") upon the terms and conditions therein, including among other things that each issued and outstanding share of CBOC
                  Common Stock will be exchanged for 1.1054 shares of CBI Common
                  Stock, with cash being paid in lieu of issuing fractional shares.

         5        Other information:  None

         6        Exhibits and Reports on Form 8-K: Form 8-K was filed on
                  October 29, 1997, to disclose the results of the Share
                  Exchange as mentioned above, which was effective on July 1, 1997.



                                     - 12 -
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




COMMUNITY BANKSHARES INCORPORATED


s/Nathan S. Jones, 3rd
--------------------------------------------
Nathan S. Jones, 3rd
President and Chief Executive Officer




s/Thomas H. Caffrey, Jr.
--------------------------------------------
Thomas H. Caffrey, Jr.
Senior Vice President and Chief Financial Officer



Date:  November 7, 1997