Form 10-K405
period 1997-12-31
COMMUNITY BANKSHARES INC /VA/
filed 1998-04-01
CIK 742279

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549


                              FORM 10-K
                        ANNUAL REPORT PURUSANT
                      SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1997
                    Commission File Number 0-13100


                  COMMUNITY BANKSHARES INCORPORATED
        (Exact name of registrant as specified in its charter)

         Virginia                              54-1290793
  (State of incorporation)          (I.R.S. Employer Identification No.)


200 North Sycamore Street, P. O. Box 2166, Petersburg, Virginia 23803 (Address of principal executive offices)

Registrant's telephone number including area code:  (804) 861-2320

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                     Name of exchange on which registered
Common Stock, $3.00 par value                              NASDAQ

Securities registered pursuant to Section 12(G) of the Act:  None


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No __.

Indicate by a check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X).

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

$77,823,928 at March 20, 1998.

APPLICABLE TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock:

2,779,426 shares of Common Stock, $3.00 par value, as of December 31, 1997.




DOCUMENTS INCORPORATED BY REFERENCE. The following documents are incorporated b reference in this Form 10-K in the Parts indicated:

1.    Proxy Statement for 1998 Annual Meeting of Stockholders of the Company.

Total number of pages, including cover page - 70




                       COMMUNITY BANKSHARES INCORPORATED

Item 1.           Business

GENERAL

         Community Bankshares Incorporated (CBI), The Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield. Community Bankshares Incorporated is a registered bank holding company headquartered in Petersburg, Virginia, with assets of $270,237,000 at December 31, 1997. CBI's sole business is to serve as a multi-bank holding company for its wholly-owned subsidiaries. The Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield. CBI was incorporated as a Virginia corporation on January 24, 1984, and on January 1, 1985, it acquired all of the issued and outstanding shares of The Community Bank's capital stock. CBI acquired all of the outstanding stock of Commerce Bank of Virginia through a share exchange agreement effective July 1, 1996. CBI acquired all of the outstanding stock of County Bank of Chesterfield through a share exchange agreement effective July 1, 1997.

         The Community Bank was incorporated in 1973 under the laws of the Commonwealth of Virginia. Since The Community Bank opened for business on June 10, 1974, its main banking and administrative office has been located at 200 North Sycamore Street, Petersburg, Virginia.

         The Community Bank operates branch offices in Colonial Heights, Virginia and in the village of Chester in Chesterfield County, Virginia. Its primary service area consisting of the Cities of Petersburg and Colonial Heights and Chesterfield County. The bank is insured by the FDIC and is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. It engages in general commercial banking business and offers a range of banking services that can be expected of a banking organization of its size. Total assets of the bank were $95.9 million at December 31, 1997.

         Commerce Bank of Virginia was incorporated in 1984 under the laws of the Commonwealth of Virginia. Since Commerce Bank of Virginia opened for business on August 28, 1984, its main banking and administrative office has been located at 11500 West Broad Street, Richmond, Virginia (Henrico County).

         Commerce Bank of Virginia operates branch offices in the City of Richmond and Hanover and Goochland Counties. The bank is insured by the FDIC and is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. It engages in general commercial banking business and offers a range of banking services that can be expected of a banking organization of its size. Total assets of the bank were $85.1 million at December 31, 1997.

         County Bank of Chesterfield was incorporated in 1985 under the laws of the Commonwealth of Virginia. Since County Bank of Chesterfield opened for business in September 1986, its main banking and administrative office has been located at 10400 Hull Street Road, Richmond, Virginia (Chesterfield County).

         County Bank of Chesterfield operates branch offices in Chesterfield County. The bank is insured by the FDIC and is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. It engages in general commercial banking business and offers a range of banking services that can be expected of a banking organization of its size. Total assets of the bank were $89.4 million at December 31, 1997.

         Banking Services. Through its network of banking facilities CBI provides a wide range of commercial banking services to individuals and small and medium-sized businesses. CBI conducts substantially all of the business operations of a typical independent, commercial bank, including the acceptance of checking and savings deposits, and the making of commercial real estate, personal, home improvement, automobile, and other installment and term loans. CBI also offers other related services, such as traveler's checks, safe deposit boxes, lock box, depositor transfer, customer note payment, collection, notary public, escrow, drive-in facilities and other customary banking services. Trust services are not offered by CBI.

         The accounts of CBI's depositors are insured up to $100,000 for each account holder by the Federal Deposit Insurance Corporation, an instrumentality of the United States Government. Insurance of accounts is subject to the statutes and regulations governing insured banks, to examination by the FDIC, and to certain limitations and restrictions imposed by that agency.

LENDING ACTIVITIES

         Loan Portfolios. CBI is a residential mortgage and residential construction lender and also extends commercial loans to small and medium-sized businesses within its primary service area. Consistent with its focus on providing community-based financial services, CBI does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

         The primary economic risk associated with each of the categories of loans in CBI's portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions. In an effort to manage the risk, CBI's policy gives loan amount approval limits to individual loan officers based on their level of experience. The risk associated with real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations and value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial loans varies based upon the strength and activity o the local economy. The risk associated with real estate construction loans varies based upon the supply and demand for the type of real estate under construction. Most of CBI's residential real estate construction loans are for pre-sold and contract homes.

         Residential Mortgage Lending. CBI originates conventional fixed rate and adjustable rate residential mortgage loans. All fixed rate loans are short term usually three years or less, unless the loan is to be fully amortized over 60 monthly payments. In addition, CBI, through its subsidiary Commerce Bank of Virginia, offers both conventional and government fixed rate and adjustable rate residential mortgage loans primarily for resale in the secondary market. Commerce Bank of Virginia is an approved seller/servicer for the Federal Home Loan Mortgage Corporation(FHLMC) and the Federal National Mortgage Association
(FNMA).

         Residential Construction Lending. Because of attractive adjustable rates available, CBI makes construction loans for residential purposes. These include both construction loans to experienced builders and loans to consumers for owner-occupied residences. BCI does not actively solicit loans to builders for homes that are not pre-sold. Construction lending entails significant additional risk as compared with residential mortgage lending. Construction loans to builders can involve larger loan balances concentrated with single borrowers or groups of related borrowers. Also, with construction loans, funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. Residential construction loans to customers, for which a permanent loan commitment from another lender approved prior to loan closing is required, are subject to the additional risk of the permanent lender failing to provide the necessary funds at closing, either due to the borrower's inability to fulfill the terms of the commitment or due to the permanent lender's inability to meet its funding commitments. In addition to its usual credit analysis of the borrowers, CBI seeks to obtain a first lien on the property as security for its construction loans.

         Commercial Real Estate Lending. CBI provides permanent mortgage financing for a variety of commercial projects. In the normal course of business, CBI will provide financing for owner occupied properties and for income producing, non-owner occupied projects which meet all of the guidelines established by loan policy. These loans generally do not exceed 65% of current appraised or market value, whichever is lower, for unimproved land and 75% for improved commercial real estate. Such loans are written on terms which provide for a maturity of one to three years.

         Construction loans for the purpose of constructing commercial projects are provided for periods of not greater than one year, at floating rates of interest and are convertible to permanent financing consistent with terms outlined in CBI loan policy. When a construction loan agreement is entered into, particular care is taken to govern the process of the loan and, both initial project review and periodic inspections are conducted by competent personnel who are independent o CBI. Advance ratios are closely monitored and appropriate construction reserves are established.

         Consumer Lending. CBI currently offers most types of consumer demand, time, and installment loans, including automobile loans.

         Commercial Business Lending. As a full service community bank, CBI makes commercial loans to qualified small businesses in CBI' market area. Commercial business loans generally have a higher degree of risk than residential mortgage loans but have commensurately higher yields. To manage these risks, CBI generally secures appropriate collateral and carefully monitors the financial condition of it business borrowers and the concentration of such loans in the portfolio. Most of CBI commercial loans are secured by real estate , which is viewed by CBI as the principal collateral securing such loans. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are either unsecured or secured by business assets, such as real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for secured commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate.

         Collection Practices. Often CBI will not immediately proceed to foreclose on real estate loans that become more than 90 days past due. Instead, CBI will permit the borrower to market and sell the collateral in an orderly manner. If the borrower does not sell the collateral within a reasonable time, CBI will foreclose and sell the collateral. CBI's experience has been that losses on well collateralized real estate loans are minimized when it works with borrowers in this manner, although its practice of working with borrowers at times results in relatively high balances of past due loans. CBI has also found that its loan collection practices enable it to compete with larger and less flexible institutions that are not based in the community. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets".

Competition

         CBI encounters strong competition for its banking services within its primary market area. There are approximately 15 commercial banks actively engaged in business in its market area, including major statewide and regional banking organizations. Finance companies, credit unions, savings and loan associations compete for loans and deposits. In addition, in some instances, CBI must compete for deposits with money market funds that are marketed by brokerage firms on a local and national level. CBI's competitors generally have substantially greater resources than CBI.

Employees

         As of December 31, 1997, CBI had 126 full time equivalent employees. Management considers its relations with employees to be excellent. No employees are represented by a union or any similar group and CBI has never experienced any strike or labor disputes.

Supervision and Regulation

         Banks and their holding companies are extensively regulated entities. CBI is currently a holding company subject to supervision and regulation by the Board of Governors of The Federal Reserve System (the Federal Reserve). CBI's subsidiary banks are subject to supervision and regulation by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the SCC).

         The regulatory discussion is divided into two major subject areas. First, the discussion addresses the general regulatory considerations governing bank holding companies. This focuses on the primary regulatory considerations applicable to CBI as a bank holding company. Second, the discussion addresses the general regulatory provisions governing depository institutions. This focuses on the regulatory considerations of The Community Bank, Commerce Bank of Chesterfield and County Bank of Chesterfield.

         This discussion is only a summary of the principal laws and regulations that comprise the regulatory framework. The descriptions of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and are qualified in their entirety by reference to applicable laws and regulations.

Bank Holding Companies

         The Bank Holding Company Act (BHC Act) generally limits the activities of the bank holding company and its subsidiaries to that of banking managing or controlling banks, or any other activity which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

         Formerly the BHC Act prohibited the Federal Reserve from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, unless such an acquisition was authorized by statute of the state where the bank whose shares were to be acquired was located. However, under federal legislation enacted in 1994, the restriction on interstate acquisitions was abolished, effective September 1995. A bank holding company from any state now may acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks also are able to branch across state lines by acquisition, merger or de novo, provided certain conditions are met, including that applicable state law must expressly permit such interstate branching.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries that are designed to reduce potential loss exposure to the depositors of the depository institutions and to the FDIC insurance fund. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of a default of a commonly controlled insured depository or for any assistance provided by the FDIC to a commonly controlled depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Bank Insurance Fund (BIF). The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         Banking laws also provide that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute assets of any bank subsidiaries.

Certain Regulatory Considerations

         Regulatory Capital Requirements. All financial institutions are required to maintain minimum levels of regulatory capital. The federal bank regulatory agencies have established substantially similar risk based and leverage capital standards for financial institutions they regulate. These regulatory agencies also may impose capital requirements in excess of these standards on a case by case basis for various reasons, including financial condition or actual or anticipated growth. Under the risk based capital requirements of these regulatory agencies, The Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield are required to maintain a minimum ratio of total capital to risk weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk weighted asset ratios of The Community Bank as of December 31, 1997 were 18.35% and 19.46%, exceeding the minimum required. The Tier 1 and total capital to risk weighted asset ratios of Commerce Bank of Virginia as of December 31, 1997 were 15.20% and 16.21%, exceeding the minimum required. . The Tier 1 and total capital to risk weighted asset ratios of County Bank of Chesterfield as of December 31, 1997 were 13.19% and 14.22%, exceeding the minimum required. Based upon the applicable Federal Reserve regulations, at December 31, 1997, all three banks would be considered "well capitalized".

         In addition, the federal regulatory agency is required to revise its risk capital standards to ensure that those standards take adequate amount of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as the actual performance and expected risk of on multifamily mortgages. The Federal Reserve and FDIC have jointly solicited comments on a proposed framework for implementing the interest rate risk component of the risk based capital guidelines. Under the proposal, an institutions assets, liabilities, and off-balance sheet positions would be weighted by risk factors that approximate the instruments' price sensitivity to a 100 basis point change in interest rates. Institutions with an interest rate risk exposure in excess of a threshold level would be required to hold additional capital proportional to that risk. In 1994 the, the federal bank regulatory agencies solicited comments on a proposed revision to the risk based capital guidelines to take account of concentration of credit and the risk of nontraditional activities. The revision proposed to amend each agency's risk based capital standards by explicitly identifying concentration of credit risk and the risk arising from nontraditional activities, as well as an institutions ability to manage those risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The proposal was adopted as a final rule by the federal bank regulatory agencies and subsequently became effective on January 17, 1995. CBI does not expect the final rule to have a material impact on its capital requirements; however, the federal regulatory agencies may, as an integral part of their examination process, require CBI to provide additional capital based on such agency's judgments of information available at the time of examination.

         The following table summarizes the minimum regulatory and current capital ratios for CBI on a consolidated basis, at December 31, 1997.

                                 Capital Ratios

                                                        Regulatory       CBI
                                                          Minimum      Current
                                                          -------      -------
Risk-based capital
   Tier 1 (2)                                             4.00%         16.38%
   Total (2)                                              8.00%         17.43%
Leverage (1) (2)                                          4.00%         12.03%
Total shareholder's equity to total assets                 N/A          11.36%
----------------------
(1) Leverage ratio is calculated by Tier 1 capital as a percentage of quarterly period end assets
(2) Calculated in accordance with the Federal Reserve's capital rules, with adjustments for net unrealized depreciation on securities available for sale

         Limits on Dividends and Other Payments. Certain state law restrictions are imposed on distributions of dividends to shareholders of CBI. CBI shareholders are entitled to receive dividends as declared by the CBI Board of Directors. However, no such distribution may be made if, after giving effect to the distribution, it would not be able to pay its debts as they become due in the normal course of business or its total assets would be less than its total liabilities. There are similar restrictions with respect to stock repurchases ad redemption's.

         The Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield are subject to legal limitations on capital distributions including payment of dividends, if after making such distribution, the institution would become undercapitalized (as such term is used in the statute). For all state member banks of the Federal Reserve seeking to pay dividends, the prior approval of the applicable Federal Reserve Bank is required if the total of all dividends in any calendar year will exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years. Federal law also generally prohibits a depository institution from any capital distribution (including payment of a dividend or payment of a management fee to its holding company) if the depository institution would thereafter fail to maintain capital above regulatory minimums. Federal Reserve Banks are also authorized to limit the payment of dividends by any state member bank if such payment may be deemed to constitute an unsafe or unsound practice. In addition, under Virginia law no dividend may be declared or paid that would impair a Virginia chartered bank's paid-in capital. The Virginia SCC has general authority to prohibit payment of dividends by a Virginia chartered bank if it determines that the limitation is in the public interest and is necessary to ensure the banks financial soundness.

         Most of the revenues of CBI and CBI's ability to pay dividends to its shareholders will depend on the dividends paid to it by it's subsidiary banks, The Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield. Based on the subsidiary banks' current financial condition, CBI expects that the above-described provisions will have no impact on its ability to obtain dividends from the subsidiary banks or on CBI's ability to pay dividends to its shareholders. At December 31, 1997, the subsidiary banks had $9.773 million of retained earnings legally available for the payment of dividends to CBI.


         In addition to the regulatory provisions regarding holding companies addressed above, The Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield are subject to extensive regulation as well. The following discussion addresses certain primary regulatory considerations affecting the subsidiary banks.

         The banks are regulated extensively under both federal and state laws. The banks are organized as Virginia chartered banking corporations and are regulated and supervised by the Bureau of Financial Institutions of the Virginia SCC. As members of the Federal Reserve System as well, the banks are regulated and supervised by the Federal Reserve Bank of Richmond. The Virginia SCC and the Federal Reserve Bank of Richmond conduct regular examinations of the banks, reviewing such matters as the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of their operations. In addition to these regular examinations, the banks must furnish the SCC and the Federal Reserve with periodic reports containing a full and accurate statement of its affairs. Supervision, regulation and examination of banks by these agencies are intended primarily for the protection of depositors, rather than shareholders.

         Insurance of accounts,  Assessments  and  Regulation  by the FDIC.  The
Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield are insured up to $100,000 per insured depositor (as defined by law and regulation) through the BIF, which is administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by BIF insured institutions. The actual assessment to be paid by each BIF member is based on the institution's assessment risk classification and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

         The FDIC is authorized to prohibit any BIF insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC my terminate the deposit insurance of any institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in the termination of any of the bank's deposit insurance.

         Other Safety and Soundness Regulations. The Federal banking agencies have broad powers under federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

         In addition, FDIC regulations require that management report on the institution's responsibility to prepare financial statements, and to establish and maintain an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness; and that independent auditors attest to and report separately on assertions in management's reports concerning compliance with such laws and regulations, using FDIC approved audit procedures.

         Each of the federal banking agencies also must develop regulations addressing certain safety and soundness standards for insured depository institutions and depository institutions holding companies, including compensation standards, operational and managerial standards, asset quality, earnings and stock valuation. The federal banking agencies have issued a joint notice of proposed rule making,, which requested comment on the implementation of these standards. The proposed rule sets forth general operational and management standards in the areas of internal control, information systems and internal audit systems, loan documentation, credit underwriting interest rate exposure, asset growth and compensation, fees, and benefits. The proposal contemplates that each federal agency would determine compliance with these standards through the examination process and, if necessary to correct weaknesses, require an institution to file a written safety and soundness compliance plan. CBI has not yet determined the effect that the proposed rule would have on its depository institution subsidiaries if it is enacted substantially as proposed.

         Community Reinvestment. The requirements of the Community Reinvestment Act (CRA) affect the subsidiary banks. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Each of the subsidiary banks maintains a satisfactory rating in meeting its obligations under CRA.

Item 2. Properties

         CBI's offices and The Community Bank's main office are located in two 3,500 square foot condominiums in a seven story masonry building located at 200 North Sycamore Street, Petersburg, Virginia. The Community Bank's branch office at 2618 South Crater Road in Petersburg was opened in 1979. The branch office at 2000 Snead Avenue, Colonial Heights, was opened in 1984. The branch office at 4203 West Hundred Road, Chester was opened in 1985. The Community Bank owns the land and buildings in which the Sycamore Street, South Crater Road and West Hundred Road branches operate and leases the Snead Avenue facility.

         The Community Bank's facilities and equipment are considered adequate for its immediate needs and for foreseeable expansion.

         Commerce Bank of Virginia's principal office is located at 11500 West Broad Street in Henrico County, Virginia. The Hanover branch office at 10035 Sliding Hill Road, Ashland (Hanover County) opened in 1988 The Riverfront Tower branch office at 901 East Byrd Street, Richmond, opened in 1992. The Goochland Courthouse branch office at 3018 River Road West, Goochland County opened in 1993. The Centerville branch office at 27 Broad Street Road, Goochland County opened in 1993.

         The Goochland Courthouse branch opened for business in a temporary banking facility in 1993 and moved to a newly constructed permanent facility in December 1995.

         Commerce Bank of Virginia holds the real property at its principal office pursuant to a ground lease and owns the improvements that have been constructed thereon. The Hanover branch is owned by the Atlee Station Co., of which Sam T. Beale, a Director of CBI, is the principal shareholder. The bank also leases the space where the Riverfront Towers branch is located. Commerce Bank of Virginia owns the property for its two Goochland County branches.

         Commerce Bank of Virginia's facilities and equipment are considered adequate for its immediate needs and for foreseeable expansion.

         County Bank of Chesterfield's principal office is located at 10400 Hull Street Road, Midlothian (Chesterfield County). In 1988 the bank opened its branch office at 6435 Ironbridge Road in Chesterfield County. A third branch office located at 13241 River's Bend Blvd, Chesterfield County, was opened in 1997. The bank owns all three locations.

         County Bank of Chesterfield's facilities and equipment are considered adequate for its immediate needs and for foreseeable expansion.

Item 3.           Legal Proceedings.

         None

Item 4.           Submission of Matters to Vote of Security Holders.

         None

Item 5.           Market for Company's Common Stock and Related Stockholder
                  Matters.

         As of December 31, 1997 CBI had 1610 shareholders of record of its Common Stock.

         The following table sets forth, for the quarters indicated, the high and low sale prices for CBI Common Stock. The company's common stock trades on The Nasdaq Stock Market under the symbol CBIV. The stock began trading on Nasdaq on July 1, 1997. Prior to that date the stock was traded on the OTC Bulletin Board.

                         CBI Market Price and Dividends


                                   Sales Price (1)         Dividends (1)
                                   ---------------         -------------
                                  High          Low
                                  ----          ---
1995
     1st quarter                  10.625        10.500         .11
     2nd quarter                  11.500        10.500
     3rd quarter                  11.250        10.500
     4th quarter                  13.250        10.500

1996
     1st quarter                  15.500        12.250         12
     2nd quarter                  17.000        14.000
     3rd quarter                  18.500        15.500
     4th quarter                  19.50         17.000

1997
     1st quarter                  19.500        17.250
     2nd quarter                  19.000        16.250         .20
     3rd quarter                  22.250        17.750
     4th quarter                  28.000        21.750         .15

-----------

(1) All prices and dividends are adjusted for a 100% stock dividend paid on August 31, 1995.

         The Community Bank acts as the Transfer/Dividend Disbursing Agent for Community Bankshares Incorporated.

Dividends

         The Company declared total dividends of $859,000, $280,000 and $228,000 on its Common Stock during 1997, 1996 and 1995, respectively.

Limits on Dividends and Other Payments

         As noted in Item 1., Business, The Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield are limited in the amount of dividends it may pay to CBI in any given year. At December 31, 1997, the subsidiary banks had $9.773 million of retained earnings legally available for the payment of dividends to CBI.

Item 6.           Selected Financial Data.

         The following table presents a Comparative Summary of Earnings of the Company for the five years ended December 31, 1997. These statements should be read in conjunction with the Consolidated Financial Statements and Related Notes appearing in Item 8 of this filing.


                                     COMMUNITY BANKSHARES INCORPORATED
                                 SELECTED HISTORICAL FINANCIAL INFORMATION



                                                                             Years Ended December 31,
                                                     -------------------------------------------------------------------------
                                                          1997          1996           1995          1994           1993
                                                     -------------------------------------------------------------------------
                                                                 (In thousands, except ratios and per share data)
Income Statement Data:
Net interest income . . . . . . . . . . .                  $ 12,618      $ 11,712       $ 10,273       $ 9,044        $ 7,605
Provision for loan losses  . . . . . . . .                       52           532            492           511            435
                                                     -------------------------------------------------------------------------
Net interest income after
  provision for loan losses . . . . . . . .                $ 12,566      $ 11,180        $ 9,781       $ 8,533        $ 7,170
Noninterest income . . . . . . . . . . . . .                  1,666         1,683          1,603         1,665          1,473
Noninterest expense . . . . . . . . . . . .                   7,992         7,264          6,990         6,844          6,192
                                                     -------------------------------------------------------------------------
Income before income taxes . . . . . .                      $ 6,240       $ 5,599        $ 4,394       $ 3,354        $ 2,451
Income taxes . . . . . . . . . . . . . . . . . .              1,968         1,712          1,414         1,041            712
                                                     -------------------------------------------------------------------------
Net income before extraordinary item and
 cumulative effect of accounting change                     $ 4,272       $ 3,887        $ 2,980       $ 2,313        $ 1,739
Cumulative effect of change in method of
 accounting for income taxes                                      -             -              -             -            (65)
                                                     -------------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . .            $ 4,272       $ 3,887        $ 2,980       $ 2,313        $ 1,674
                                                     =========================================================================

PER SHARE DATA (1):
Basic earnings per share before Cumulative effect of
 change in method of accounting for income taxes             $ 1.54        $ 1.42         $ 1.23        $ 0.99         $ 0.76
Cumulative effect of change in method of
 accounting for income taxes                                 $ -           $ -            $ -           $ -           $ (0.03)
Diluted earnings per share . . . . . . . .                   $ 1.48        $ 1.36         $ 1.18        $ 0.96         $ 0.73
Cash dividends . . . . . . . . . . . . . . . . .             $ 0.31        $ 0.10         $ 0.08        $ 0.07         $ 0.05
Book value at period end . . . . . . . . .                   $11.17        $ 9.84         $ 8.75        $ 7.44         $ 6.63

BALANCE SHEET DATA:
Total assets . . . . . . . . . . . . . . . . . . .          270,237       251,011        234,645       202,426        194,675
Loans, net . . . . . . . . . . . . . . . . . . . .          175,991       162,861        149,415       137,462        122,786
Securities . . . . . . . . . . . . . . . . . . . . .         57,660        55,615         56,711        42,070         38,546
Deposits . . . . . . . . . . . . . . . . . . . . .          237,529        221,909       208,641        183,054       178,299
Stockholder's equity (1) . . . . . . . . . .                 31,041        27,339         23,895        17,374         15,475
Shares outstanding (1) . . . . . . . . .                  2,779,426     2,777,856      2,730,751     2,336,004      2,332,914

PERFORMANCE RATIOS:
Return on average assets . . . . . . . . .                     1.66%         1.63%          1.35%         1.17%          0.92%
Return on average equity . . . . . . . . .                    14.62%        14.94%         14.92%        14.07%         11.39%
Net interest margin (2) . . . . . . . . . .                    5.27%         5.25%          5.01%         5.03%          4.59%
Average loans to deposits . . . . . . .                       76.68%        75.69%         73.95%        75.06%         72.36%

ASSET QUALITY RATIOS:
Allowance for loan losses to
   period end loans . . . . . . . . . . . . . .                1.12%         1.21%          1.22%         1.21%          1.22%
Allowance for loan losses to
   nonaccrual loans . . . . . . . . . . . .                    2.70X         2.00X          3.80X        19.31X          2.03X
Nonperforming assets to period end
   loans and other real estate owned .                         2.30%         2.20%          1.90%         1.37%          1.96%
Net chargeoffs
   to average loans . . . . . . . . . . . . . .                0.04%         0.24%          0.20%         0.26%          0.23%
------------------------------------------------


------------------------------------------
(1) All per share information has been restated to reflect a 2 for 1 stock split effected in the form of a 100% stock dividend paid August 31, 1995.
(2) Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents the net yield on its earning assets.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Community Bankshares Incorporated. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

Overview. Net income for the year ended December 31, 1997 of $4.272 million was an increase of 9.9% over the year ended December 31, 1996. The increase in net income during 1997 reflects primarily an increase in the lending volume and an improvement in the rates earned on interest-earning assets. Earnings per share for the year ended December 31, 1997 was $1.48 up from $1.36 for the year ended December 31, 1996. CBI has shown an increase of 155% in net income over the five years ended December 31, 1997, from $1.674 million in 1993 to $4.272 million during 1997. The increase in income over the past five years is attributable to the 43% growth in the loan portfolio. As total assets grew from $194.675 million in 1993 to $270.237 million as of December 31, 1997, net loans grew from $122.786 million to $175.991 million.

         The Company increased net income 30.43% to $3.887 million during 1996 over 1995. This increase was attributable to an increase in the net interest income. Net income during 1995 of $2.980 million was a 28.8% increase over 1994. On a per share basis, net income was $1.18 in 1995.

         The Company's return on average equity has remained fairly constant while the return on average assets has increased over the past three years. The return on average equity was 14.62% for the year ended December 31, 1997. The return on average equity was 14.94% in 1996, compared to 14.92% for 1995. The return on average assets amounted to 1.66%, 1.63% and 1.35% for the three years ended December 31, 1997, 1996, and 1995, respectively.

Net Interest Income. Net interest income represents the principal source of earnings for Community Bankshares, Inc. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

         Net interest income increased 7.74% to $12618 million in 1997. This increase was attributable to an 7.1% growth in average earning assets. The increase in interest-earning assets was due primarily to increases in the securities and lending volume. During the three years ended December 31, 1997, the Company has had a consistent increase in loan demand. It is management's belief that the increase in the lending volume is a result of competitive pricing and, most importantly, responsiveness to loan demands. The ability to make a timely loan decision is an operating characteristic that often allows CBI the opportunity to meet the needs of borrowers before their competitors. Rates earned on average earning assets were 8.98% during 1997 as compared to 9.07% one year earlier. The Company is competitive with rates and origination fees charged on loans. However, since 70% of the Company's loan portfolio may be repriced in one year or less, the Company may respond quickly to market changes in rates.

          Interest expense for the year ended December 31, 1997 increased slightly, by 3.6%, to $8.650 million from $8.348 million for the year ended December 31, 1996. This increase was due to an increase of 7.0% in average interest bearing liabilities from $221.909 million during 1996 to $237.529 million in 1997. The interest rate paid on interest-bearing liabilities remained fairly constant for the year, at 4.74% for 1997 compared to 4.66% in 1996.

         Net interest income was $11.712 million for the year ended December 31, 1996, an increase of 14.01% over the $10.273 million reported in 1995. This increase was partially due to the 8.79% increase in interest-earning assets. Again, the increase in the lending volume was the most significant portion of the increase in average interest earning assets with a 8.51% increase. Also contributing to the rise in net interest income was a small increase in the yield on interest-earning assets, which increased from 8.95% to 9.07%. During 1996 interest expense increased by $0.445 million to $8.348 million. This increase was a result of an increase deposit volume.

         Interest income increased 14.83% or $1.324 million from $8.926 million in 1993 to $10.250 million during 1994. This increase was primarily due to an increase in average loans of 14.03% or $11.983 million to $97.419 million during 1994. This increase in loan volume took place at a time when average rates on loans increased only slightly to 8.84% for 1994 from 8.72% during 1993. Interest expense increased 5.93%, from $3.523 million in 1993 to $3.732 million in 1994. The net interest yield for 1994 was 5.18%, up slightly from 4.80% during 1993.


The following table sets forth CBI's average interest-earning assets (on a tax equivalent basis) and average interest-bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, for the periods indicated:


     Average Balance Sheets, Interest Income and Expense, Yields and Rates



                                                          Years Ended December 31,
                          -----------------------------------------------------------------------------------------
                                      1997                          1996                          1995
                                 ---------------------------------------------------------------------------------------
                                Average              Yield/    Average             Yield/   Average             Yield/
                                Balance(6)  Interest  Rate (1)Balance(6)  Interest  Rate (1)Balance(6) Interest  Rate (1)
                                ----------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Assets
Interest-earning assets:
  Securities                     $ 55,974    $ 3,772  6.74%     $ 55,612   $ 3,731  6.71%    $ 48,552   $ 3,104  6.39%
  Federal funds sold                9,091        479  5.27%        6,797       374  5.50%       8,428       535  6.35%
  Loans (5)                       173,384     17,181  9.91%      160,030    16,101 10.06%     147,478    14,689  9.96%
  Interest-bearing deposits
     in other banks                   863         50  5.79%          855        53  6.20%         786        47  5.98%
                                ----------------------------------------------------------------------------------------
Total interest-earning
  assets                         $239,312    $21,482  8.98%    $ 223,294  $ 20,259  9.07%   $ 205,244   $18,375  8.95%
                                            --------                      --------                      -------

Noninterest-earning assets:
  Cash and due from banks          10,762                          9,218                       10,140
  Premises and equipment            4,800                          4,218                        4,013
  Other assets                      4,334                          4,066                        3,907
Less allowance for
  loan losses                      (2,087)                        (1,924)                      (1,890)
                                ----------                   ------------                  -----------
     Total                       $257,121                      $ 238,872                    $ 221,414
                                ==========                   ============                  ===========


Liabilities and Stockholders'
     Equity
Interest-bearing liabilities:
     Money market and  NOW
       accounts                  $ 46,565    $ 1,623  3.49%     $ 50,530   $ 1,536  3.04%    $ 48,115   $ 1,621     3.37%
     Savings deposits              33,790      1,245  3.68%       29,396     1,057  3.60%      31,569     1,023     3.24%
     Time deposits                 86,610      4,818  5.56%       80,951     4,707  5.81%      71,322     4,271     5.99%
 Large denomination deposits       15,381        959  6.23%       17,757     1,043  5.87%      17,065       971     5.69%
     Federal funds purchased          126          5  3.97%          617         5  0.81%         521        17     3.26%
                                 ------------------------------------------------------------------------------------------
                                 $182,472    $ 8,650  4.74%    $ 179,251   $ 8,348  4.66%   $ 168,592     7,903     4.69%
                                           -----------                    --------                        ------
Noninterest-bearing liabilities:
     Demand deposits               43,766                         32,287                       31,362
     Other liabilities              1,664                          1,323                        1,493
                                 ---------                   ------------                   ----------
                                 $227,902                      $ 212,861                    $ 201,447

Stockholders' Equity               29,219                         26,011                       19,967
                                 =========                   ============                   ==========
     Total                       $257,121                      $ 238,872                    $ 221,414
                                 =========                   ============                   ==========



Net interest earnings                        $ 12,832                      $11,911                      $ 10,472
Less tax equivalent adjustment                    214                          199                           199
                                           -----------                     --------                     --------
Net Interest income/
yield (2) (3)                                $ 12,618 5.27%                $11,712  5.25%               $ 10,273    5.01%
                                           ===========                     ========                    ==========



Interest Spread (4)                                   4.24%                         4.41%                           4.26%


---------------
   (1) Computed on an annualized fully taxable equivalent basis.
   (2) Net interest income is the difference between income from earning assets and interest expense.
   (3) Net interest yield is net interest income divided by total average earning assets.
   (4) Interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid for interest-bearing liabilities.


         Interest income and interest expense are affected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities. The following table analyzes changes in net interest income attributable to changes in the volume of interest-bearing assets and liabilities compared to changes in interest rates. Nonaccruing loans are included in average loans outstanding. The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                            Volume and Rate Analysis


                                                                                     Years Ended December 31,
                             -----------------------------------------------------------------------------------------------------
                                          1997 vs. 1996                  1996 vs. 1995                      1995 vs. 1994
                                       Increase (decrease)            Increase (decrease)                Increase (decrease)
                                        Due to changes in:            Due to changes in:                  Due to changes in:
                             -----------------------------------------------------------------------------------------------------
                               Volume        Rate     Total(1)   Volume      Rate     Total(1)      Volume      Rate      Total(1)
                            -----------------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Increase (decrease) in:
  Interest income:
    Investment securities,
      taxable                 $    24     $   17     $    41     $   468     $ 159    $    627        $ 435       $ 55      $ 490
    Federal funds sold            122        (17)        105         (96)      (65)       (161)         236        108        344
    Interest-bearing depoits
      in other banks                0         (3)         (3)          4         2           6          (13)        (4)       (17)
    Loans                       1,323       (243)      1,080       1,262       150       1,412        1,184      1,303      2,487
                             -----------------------------------------------------------------------------------------------------
                              $ 1,469     $ (246)    $ 1,223     $ 1,638     $ 246    $  1,884      $ 1,842    $ 1,462    $ 3,304
                             -----------------------------------------------------------------------------------------------------
  Interest expense:
    Savings and time
      deposits                $   175     $  127     $   302     $   491     $ (34)   $    457        $ 707    $ 1,314    $ 2,021
    Federal funds purchased        (7)         7           0           3       (15)        (12)          (5)         8          3
                             -----------------------------------------------------------------------------------------------------
                              $   168     $  134     $   302     $   494     $ (49)   $    445        $ 702    $ 1,322    $ 2,024
                             -----------------------------------------------------------------------------------------------------


  Net interest earnings       $ 1,301     $ (380)     $  921     $ 1,144     $ 295     $ 1,439      $ 1,140      $ 140    $ 1,280
                              ====================================================================================================



(1) Computed on an annualized fully taxable equivalent basis.


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

         The following tables present CBI's Interest Rate Sensitivity Analysis as of December 31, 1997:



                       Interest Rate Sensitivity Analysis


                                                                December 31, 1997
                                        ----------------------------------------------------------------------
                                            Within           4-12           1-5            Over
                                           3 Months         Months         Years         5 Years          Total
                                        ----------------------------------------------------------------------
                                                                  (Dollars in thousands)


Interest-Earning Assets:
  Federal funds sold                     $ 14,606      $     -       $      -        $     -       $  14,606
  Investment securities                       750        1,879          7,525         47,506          57,660
  Interest-bearing deposits                     -          190            485              -             675
  Loans                                    53,949       71,109         48,622          4,302         177,982
                                        ----------------------------------------------------------------------

Total interest-earning assets            $ 69,305      $73,178       $ 56,632       $ 51,808       $ 250,923
-----------------------------
                                         ---------------------------------------------------------------------

Interest-Bearing Liabilities:
  Deposits:
     Demand                              $ 55,778      $     -       $      -       $      -        $ 55,778
     Savings                               34,638            -              -              -          34,638
     Time deposits,  $100,000 and over      5,791        7,586          7,276              -          20,653
     Other time deposits                   20,304       37,124         28,118              -          85,546
                                        ----------------------------------------------------------------------

Total interest-bearing liabilities       $ 116,511     $44,710       $ 35,394       $      -       $ 196,615
-----------------------------------
                                        ----------------------------------------------------------------------
Period gap                               $ (47,206)    $28,468       $ 21,238       $ 51,808        $ 54,308
                                        ======================================================================

Cumulative gap                           $ (47,206)    $ (18,738)    $  2,500       $ 54,308
                                        =====================================================
Ratio cumulative gap to total
  interest-earning assets                   -18.81%        -7.47%        1.00%         21.64%
                                        ======================================================



         The December 31, 1997 results of the rate sensitivity analysis show CBI had $47.206 million more in liabilities than assets subject to repricing within three months or less and was, therefore, in a liability-sensitive position. The cumulative gap at the end of one year was a negative $18.738 million, and, therefore in an liability-sensitive position. The one year negative gap position reflects a loan portfolio that is weighted predominantly in shorter maturities. Approximately $125.058 million, or 70% of the total loan portfolio, matures or reprices within one year or less. An asset-sensitive institution's net interest margin and net interest income generally will be impacted favorably by rising interest rates, while that of a liability-sensitive institution generally will be impacted favorably by declining rates.

Noninterest Income. For the year ended December 31, 1997 noninterest income decreased by $17,000, or 1.00% to $1.666 million. This decrease was attributed to a "one time" loss on the sale of other real estate in the amount of approximately $32,000.

         Noninterest income for the year ended December 31, 1996 was $1.683 million, an increase of $80,000 or 5.0% from 1995. This increase is primarily attributable to a "one time" gain on the sale of other real estate in the amount of $55,000.

         Noninterest income for 1995 decreased 3.7% or $62,000 from 1994. Service charges, commissions and fees, the largest single item of noninterest income, increased by $108.000 for 1995, up 8.2% from 1994.

Noninterest Expense. Noninterest expense of $7.992 million for the year ended December 31, 1997 was an increase of 10.02%. Salaries and employee benefits, the largest single component of noninterest expense, had an increase of 11.3% for the year. FDIC assessments increased by 416.67% or $25,000, from the previous year. Other taxes increased 10.81% or $52,000.

         For 1996, noninterest expense increased by $274,000 or 3.92% over 1995. Salaries and employee benefits increased by $302,000 or 8.27% due to normal wage increases and increased costs associated with various benefit plans sponsored by the Company.

         During the year ended December 1995, noninterest expenses increased by 2.13% or $146,000 from $6.844 million during 1994 to $6.990 million in 1995. The majority of the increase was due to an increase in salaries and employee benefits of 6.44% or $221,000 from $3.430 million to $3.651 million. This increase was largely associated with the continuation of various incentive and bonus plans adopted by the Company during prior years.

Income Taxes. The provision for income taxes for the year ended December 31, 1997 was $1.968 million a 14.95% increase from the previous year. The increase in the provision was due to the increase in taxable income.

         The income tax provision for the year ended December 31, 1996 was $1.712 million, up from $1.414 million for the year ended December 31, 1995.

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


                                 Loan Portfolio


                                                                           December 31,

                                         -----------------------------------------------------------------------------
                                             1997                      1996                        1995
                                         -----------------------------------------------------------------------------
                                                       % to Total                 % to Total                % to Total
                                            Amount        Loans       Amount         Loans        Amount       Loans
                                         -----------------------------------------------------------------------------
                                                                      (Dollars in thousands)

Commercial                                  $ 49,487       27.71%  $ 43,883            26.47%  $ 39,666        26.03%
Real estate construction                      13,926        7.80%    11,097             6.69%     9,503         6.24%

Real estate mortgage:
  Residential (1-4 family)                    47,530       26.61%    47,205            28.47%    47,420        31.11%
  Multifamily                                  2,834        1.59%     3,667             2.21%     1,563         1.03%
  Nonfarm, nonresidential                     42,337       23.70%    40,517            24.44%    36,203        23.75%
                                         ----------------------------------------------------------------------------
     Real estate mortgage, subtotal           92,701       51.90%    91,389            55.12%    85,186        55.89%
                                         ----------------------------------------------------------------------------
     Real estate, total                      106,627       59.70%   102,486            61.81%    94,689        62.13%
                                         ----------------------------------------------------------------------------
Credit card                                    1,006        0.56%       830             0.50%       719         0.46%
Consumer installment                          16,356        9.16%    14,906             9.00%    14,504         9.52%
Other                                          5,127        2.87%     3,688             2.22%     2,835         1.86%
                                         ----------------------------------------------------------------------------
     Total loans                             178,603      100.00%   165,793           100.00%   152,413       100.00%
Less unearned income                             621                    932                       1,148
                                         ------------         --------------              --------------
                                           $ 177,982              $ 164,861                   $ 151,265
                                         ============         ==============              ==============


      The following table shows the maturity of loans, net of unearned income, outstanding as of December 31, 1997. Also provided are the amounts due after one year classified according ot the sensitivity to changes in interest rates.

Loans are classified based upon the period in which the payments are due.

                             Loan Maturity Schedule


                                                                 December 31, 1997
                                              --------------------------------------------------------
                                                                      Maturing
                                              -------------------------------------------------------
                                                               After One
                                                  Within      But Within       After
                                                 One Year     Five Years    Five Years       Total
                                             --------------------------------------------------------
                                                               (Dollars in thousands)

Commercial                                        $ 32,203      $ 15,300       $ 1,608      $ 49,111
Installment                                          4,759        11,309           458        16,526
Real estate                                         64,660        27,477        14,075       106,212
Credit card                                          1,006             -             -         1,006
Other                                                3,956         1,171             -         5,127
                                             --------------------------------------------------------
        Total                                    $ 106,584      $ 55,257      $ 16,141     $ 177,982
                                             ========================================================

Loans maturing after one year with:
    Fixed interest rates                                        $ 38,634      $ 4 ,489
    Variable interest rates                                       16,623        11,652
                                                           ----------------------------
         Total                                                  $ 55,257      $ 16,141
                                                           ============================


         As of December 31, 1997, the loan portfolio was $177.982 million, net of unearned income, an increase from the prior year of 7.96% or $13.121 million. Real estate lending continues to be the bulk of the portfolio with loans secured by real estate comprising 59.70% of total loans. Commercial loans comprise 27.71% of total loans.

         Loans, net of unearned income, were $164.861 million at December 31, 1996, up $13.596 million or 8.99% from $151.265 million at December 31, 1995.
The growth in real estate loans, which increased $7.797 million or 8.23%, accounted for 58.3% of the growth.

         Loans secured by real estate comprise 61.81% of total loans at December 31, 1996 and 62.13% at December 31, 1995.

         The Company's unfunded loan commitments amounted to $36.775 million as of December 31, 1997, up from $25.416 million at December 31, 1996. This increase is attributable to customer loan demands at a specific point in time. Fixed rate committments were $11.192 million and $5.863 million as of December 31, 1997 and 1996, respectively. The average rates charged on the fixed rate committments were 8.0% - 10.5% for the years then ended.

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

         The provision for loan losses for the year ended December 31, 1997 was $52,000, a decrease of $480,000 over the previous year. Management charged income for the provision deemed necessary based on its analysis of the loan portfolio. After reviewing the nonperforming loans and specifically nonaccrual loans, management feels the current year provision increases the allowance for loan losses to the desired level to cover potential losses. The Company had charge-offs, net of recoveries, of $61,000 during 1997, an decrease of $321,000 over the previous year. This decrease was the result of normal changes in the loan portfolio and local economic conditions. Management does not anticipate any abnormal changes in the delinquency rates or charge-offs and recoveries in connection with it's normal loan operations procedures. It is management's opinion that the allowance for loan losses is adequate to absorb any future losses that may occur.

         The provision for loan losses totaled $532,000 for the year ended December 31, 1996, an increase of $40,000 from the previous year. The Company had charge-offs, net of recoveries, of $382,000 during 1996, an increase of $60,000 over the previous year. After consideration of these factors, management recorded a provision for loan losses that would provide coverage for potential losses.

         The provision in 1995 decreased to $492,000 as compared to $511,000 in 1994. This decrease of $19,000 reflected management's review of the loan portfolio and the amount needed to maintain the reserve at acceptable levels to cover potential losses.

         As of December 31, 1997, the allowance for loan losses was $1.991 million down slightly from $2.000 million at December 31, 1996. The allowance as of December 31, 1996 was up $150,000 over the $1.850 million at December 31, 1995. The ratio of the allowance for loan loss to total loans, net of unearned income, has remained relatively constant over the last three years; 1.12% at December 31, 1997, 1.21% at December 31, 1996, and 1.22% at December 31, 1995.

         The multiple of the allowance for loan losses to nonperforming assets was .48x at December 31, 1997, .55x at December 31, 1996 and .63x at December 31, 1995. Management continually evaluates nonperforming loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

         Effective January 1, 1995, CBI adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure). The effect of adopting this new accounting standard was immaterial to the operating results of CBI for the year ended December 31, 1995. Prior financial statements have not been restated to apply the provision of the new standard.

         Under the new accounting standard, a loan is considered to be impaired when it is probable that CBI will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. A loan is not considered impaired if (a) there is an insignificant delay in or shortfall in amounts of payments, or (b) CBI expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay. CBI does not aggregate loans for risk classification.

         The allowance for loan losses related to loans identified as impaired is primarily based on the excess of the loan's current outstanding principal balance over the estimated fair market value of the related collateral. For a loan that is not collateral-dependent, the allowance is recorded at the amount by which the outstanding principal balance exceeds the current best estimate of the future cash flows on the loan discounted at the loan's effective interest rate. At December 31, 1997 and 1996, the Corporation had loans totaling approximately $883,353 and $1,491,920, respectively, for which impairment had been recognized. Of the total loans impaired, $79,000 and $51,000, respectively, were valued on the present value of future cash flows and $754,353 and $685,000, respectively, were valued according to the underlying collateral. The average balance of the impaired loans amounted to approximately $1,121,791 and $1,687,500 for the years ended December 31, 1997 and 1996, respectively. The allowance for loan losses related to these loans totaled approximately $225,000 and $257,300 at December 31, 1997 and 1996, respectively. The following table summarizes changes in the allowance for loan losses:




                        Summary of Loan Loss Experience


                                                                Years Ended December 31,

                                                     ---------------------------------------
                                                         1997         1996         1995
                                                     ---------------------------------------
                                                              (Dollars in thousands)
Allowance for loan losses at beginning of year          $   2,000    $   1,850    $   1,680
                                                     --------------------------------------
Loans charged off:
  Commercial                                            $     126    $     290    $     224
  Credit card                                                  31           24            8
  Installment                                                  79           72           77
  Real estate                                                  58          303          197
                                                     ---------------------------------------
       Total                                            $     294    $     689    $     506
                                                     ---------------------------------------

Recoveries of loans previously charged off:
  Commercial                                            $      64    $     200    $      38
  Credit card                                                   1            5            -
  Installment                                                  14           23          140
  Real estate                                                 154           79            6
                                                     ---------------------------------------
       Total                                            $     233    $     307    $     184
                                                     ---------------------------------------
Net loans recovered (charged off)                       $     (61)   $   (382)    $   (322)
 Provision for loan losses                                     52         532          492
                                                     ---------------------------------------

Allowance for loan losses at end of year                $   1,991    $   2,000    $   1,850
                                                     =======================================

Average total loans (net of unearned income)            $ 173,384    $ 160,030    $ 147,478

Total loans (net of unearned income)                    $ 177,982    $ 164,861    $ 151,265

Selected Loan Loss Ratios:

  Net charge-offs to average loans                          0.04%         0.24%        0.22%
  Provision for loan losses to average loans                0.03%         0.33%        0.33%
  Provision for loan losses to net charge-offs                85%          139%         153%
  Allowance for loan losses to year-end loans               1.12%         1.21%        1.22%




         A breakdown of the allowance for loan losses is provided in the following table; however, such a breakdown has not historically been maintained by the Bank and management does not believe that the allowance can be fragmented by category with any precision that would be useful to investors. The entire amount of the allowance is available to absorb losses occurring in any category. The allowance is allocated below based on the relative percentage in each category to total loans.


                    Composition of Allowance for Loan Losses



                                                                           December 31,
                                          -----------------------------------------------------------------------------
         Balance at End of                    1997                            1996                        1995
                                          -----------------------------------------------------------------------------
      Period Applicable to:
                                                        % of Loans                  % of Loans              % of Loans
                                                         in each                    in each                  in each
                                                        category to               category to              category to
                                            Amount     total loans     Amount     total loans   Amount     total loans
                                          -----------------------------------------------------------------------------
                                                                         (Dollars in thousands)

Commercial                                   $ 552        27.71%       $ 529       26.47%         482      26.03%
Credit card                                     11        0.56%           10        0.50%           9       0.46%
Installment                                    182        9.16%          180        9.00%         176       9.52%
Real estate                                  1,188        59.70%       1,236       61.81%       1,149      62.13%
Other                                           58        2.87%           45        2.22%          34       1.86%
                                        -------------------------------------------------------------------------------
                                           $ 1,991       100.00%     $ 2,000       100.00%    $ 1,850     100.00%
                                        ===============================================================================


         Management has allocated the allowance according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred. The allocation of the allowance as shown in the table above should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

Nonperforming Assets. Total nonperforming assets, which consist of nonaccrual loans, restructured loans, loans 90 days or more past due, and other real estate owned were $4.126 million at December 31, 1997 an increase of $476,000 from one year earlier. Total nonperforming assets were $3.650 million at December 31, 1996, an increase of $741,000 over December 31, 1995.


                              Nonperforming Assets



                                                                             December 31,
                                                              -------------------------------------
                                                                 1997         1996        1995
                                                              -------------------------------------
Nonaccrual loans                                                    $ 737        $ 996       $ 487
 Loans contractually past due 90 days or more
     and still accruing                                             2,176        1,324         882
 Troubled debt restructuring                                            -            -           -
                                                              -------------------------------------
     Total nonperforming loans                                    $ 2,913      $ 2,320     $ 1,369

Other real estate owned                                             1,213        1,330       1,540
                                                              =====================================
     Total nonperforming assets                                   $ 4,126      $ 3,650     $ 2,909
                                                              =====================================


Nonperforming assets to period-end total
  loans, gross, and other real estate                                2.30%        2.20%       1.90%
                                                              =====================================

Foregone interest income on nonaccrual
  loans                                                              $ 65         $ 50        $ 32
                                                              =====================================

Interest income recorded on nonaccrual
  loans during the year                                              $ 16          $ 4         $ 8
                                                              =====================================


The following table summarizes all nonperforming loans, by loan type as of December 31, 1997:


                                          Number
                                            of       Principal
(Dollars in thousands)                    Loans       Balance
----------------------------------------------------------------
Residential mortgage                             28     $ 2,186
Installment loans                                 6          59
Commercial loans                                 14         664
Credit Cards                                      1           4
Total                                            49       2,913

         Loans, including impaired loans, are generally placed in nonaccrual status when loans are delinquent in principal and interest payments greater than 90 days and the loan is not well secured and in process of collection. Accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. As shown in the above table, the Company does have loans that are contractually past due greater than 90 days that are not in nonaccrual status, however, those loans are still accruing because they are well secured and in the process of collection. A loan is well secured if collateralized by liens on real or personal property, including securities, that have a realizable value sufficient to discharge the debt in full or by the guarantee of a financially responsible party.

         As of December 31, 1997, nonaccrual loans and loans contractually past due greater than 90 days have increased $593,000 over the December 31, 1996 levels.

         If foreclosure of property is required, the property is generally sold at a public auction in which CBI may participate as a bidder. If the CBI is the successful bidder, the acquired real estate property is then included in the CBI's real estate owned account until it is sold.

Investment Securities. The securities portfolio is maintained to manage excess funds in order to provide diversification and liquidity in the overall asset management policy. The maturity of securities purchased are based on the needs of the Company and current yields and other market conditions.

         Securities are classified as held-to-maturity when management has the positive intent and the CBI has the ability at the time of purchase to hold them until maturity. These securities are carried at, cost adjusted for amortization of premium and accretion of discount.

         Securities to be held for indefinite periods of time and not intended to be held-to-maturity or on a long-term basis are classified as available-for-sale and accounted for at fair market value on an aggregate basis. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. CBI does not buy with the intent of trading and, accordingly, does not maintain a Trading
Account. Gains and losses on the sale of securities are determined by the specific identification method.

         The book value of the investment portfolio as of December 31, 1997 was $57.508 million compared to $56.017 million at December 31, 1996.



         The following tables show the amortized cost, fair market value, maturity distribution, and yield of the investment portfolio as of December 31,1997 and 1996:

                              Securities Portfolio



                                                       December 31, 1997
                                       --------------------------------------------------
                                           Held -to-Maturity        Available-for-Sale
                                           Cost         Market       Cost       Market
                                       --------------------------------------------------
                                                    (Dollars in thousands)
U.S. Treasury and agency securities       $ 1,949      $ 1,877    $ 16,091   $ 16,058
Mortgage-backed securities:
   Guaranteed or issued by
     GNMA, FNMA or FHLMC                   10,874       10,924      16,608     16,564
 Securities issued by states and
     political subdivisions                   702          732       8,491      8,654
 Other securities                             100          102       2,693      2,759
                                       ==================================================
                                         $ 13,625     $ 13,635     $ 43,883  $ 44,035
                                       ==================================================




                                                        December 31, 1996
                                       --------------------------------------------------
                                           Held -to-Maturity        Available-for-Sale
                                           Cost         Market       Cost       Market
                                       --------------------------------------------------
                                                    (Dollars in thousands)
U.S. Treasury and agency securities          $ 3,848      $ 3,754    $ 23,841   $ 23,440
Mortgage-backed securities:
   Guaranteed or issued by
     GNMA, FNMA or FHLMC                      13,028       12,928       5,933      5,888
 Securities issued by states and
     political subdivisions                    1,009        1,029       6,729      6,784
 Other securities                                400          403       1,229      1,218
                                       ==================================================
                                             $18,285      $18,114    $ 37,732   $ 37,330
                                       ==================================================


     The maturity distribution, book value, market value, and yield of the total investment securities portfolio at December 31, 1997 and 1996 are presented as follows:



                                                           December 31, 1997
                                   --------------------------------------------------------------------------
                                               Held -to-Maturity                   Available-for-Sale
                                       Book        Market                     Book       Market
                                      Value         Value        Yield        Value      Value      Yield
                                   --------------------------------------------------------------------------
                                                            (Dollars in thousands)

Within 12 months                       $    340      $    337    3.24%        $  2,245   $  2,301   5.43%
Over 1 year through 5 years               1,248         1,248    5.79%           7,829      7,815   6.53%
Over 5 years through 10 years             1,943         1,900    6.27%          16,459     16,557   6.71%
Over 10 years                            10,094        10,150    6.94%          17,350     17,362   6.98%
                                   ==========================================================================
                                       $ 13,625      $ 13,635    6.65%        $ 43,883   $ 44,035   6.72%
                                   ==========================================================================



                                                                     December 31, 1996
                                   --------------------------------------------------------------------------
                                              Held -to-Maturity                   Available-for-Sale
                                       Book        Market                     Book       Market
                                      Value         Value        Yield        Value      Value      Yield
                                   --------------------------------------------------------------------------
                                                            (Dollars in thousands)

Within 12 months                       $  2,127      $  2,136    7.01%        $    647   $    647   6.49%
Over 1 year through 5 years               1,572         1,553    6.42%           8,853      8,788   6.17%
Over 5 years through 10 years             2,554         2,473    6.81%          16,074     15,878   6.83%
Over 10 years                            12,032        11,952    7.11%          12,158     12,017   6.70%
                                   ==========================================================================
                                       $ 18,285      $ 18,114    6.97%        $ 37,732   $ 37,330   6.63%
                                   ==========================================================================




Deposits. Deposits at December 31, 1997 were $237.529 million, up $15.620 million from 1995, an increase of 7.037%. The growth in deposits was led by the 7.56% increase in interest-bearing deposits, which increased from $182.798 million at December 31, 1996 to $196.615 million at December 31, 1997. Noninterest-bearing deposits were 17.22% of total deposits at December 31, 1997. At December 31, 1997, savings deposits had grown by $3.368 million, an increase of 10.77% over December 31, 1996 levels.

         Deposits at December 31,1996 were $221.909 million, a 6.36% increase from 1995. Noninterest-bearing deposits were 17.62% of total deposits at December 31, 1996 compared to 15.197% at December 31, 1995.


                                Deposit Analysis


                                                                         December 31,
                                               ------------------------------------------------------------------
                                                        1997                  1996                 1995
                                               ------------------------------------------------------------------
                                                           Average                Average               Average
                                                Balance   Rate Paid    Balance   Rate Paid   Balance   Rate Paid
                                               ------------------------------------------------------------------
                                                                    (Dollars in thousands)

Noninterest-bearing demand deposits              $ 40,914               $ 39,111              $ 31,697
                                               -----------           ------------            ----------
Interest-bearing liabilities:
     Money market and  NOW accounts                55,778   3.49%         52,063   3.04%        51,021   3.37%
     Savings deposits                              34,638   3.68%         31,270   3.60%        28,009   3.24%
     Time deposits                                 85,546   5.56%         80,401   5.79%        78,736   5.99%
     Large denomination deposits                   20,653   6.23%         19,064   5.87%        19,176   5.69%
                                               ------------------------------------------------------------------
Total interest-bearing accounts                 $ 196,615   4.74%      $ 182,798   4.66%      $176,942   4.69%
                                               ------------------------------------------------------------------
     Total deposits                             $ 237,529              $ 221,909              $208,639
                                               ===========            ===========            ==========



                      Maturity of CDs of $100,000 and Over


                                                 Within     Three      Six to      Over                 Percent
                                                 Three      to Six     Twelve       One                of Total
                                                 Months     Months     Months      Year       Total     Deposit
                                                 ------     ------     ------      ------     ------   --------
                                                                (Dollars in thousands)


    December 31, 1997                             $ 5,791    $ 3,147     $ 4,439   $ 7,276    $ 20,653   8.69%


Capital Resources. The adequacy of the CBI's capital is reviewed by management on an ongoing basis with reference to the size, composition and quality of the Company's asset and liability levels and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

         The primary source of capital for CBI is internally generated retained earnings. Stockholders' equity increased 11.45% in 1997 over 1996. Similarly, stockholders' equity increased 14.41% in 1996 over 1995. The following table highlights certain ratios for the periods indicated:



                          Return on Equity and Assets



                                                      Years Ended December 31,
                                                 ------------------------------
                                                    1997       1996        1995
                                                 ------------------------------

Income before securities gains and losses to:
  Average total assets                              1.66%      1.62%       1.33%
  Average stockholders' equity                     14.62%     14.91%      14.73%

Net income to:
  Average total assets                             1.66%       1.63%       1.35%
  Average stockholders' equity                     14.62%     14.94%      14.92%

Dividend payout ratio (dividends declared
  per share divided by net income per share)       20.95%      7.35%       6.78%

Average stockholders' equity to average
  total assets ratio                               11.36%     10.89%       9.02%




         The FDIC has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0% of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Bank had a ratio of total capital to risk-weighted assets of 17.47% at December 31, 1997 and a ratio of Tier 1 capital to risk-weighted assets of 16.41%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.




                              Analysis of Capital




                                                                             December 31,
                                                                ----------------------------------------
                                                                    1997         1996          1995
                                                                ----------------------------------------
                                                                        (Dollars in thousands)
Tier 1 Capital:
   Common stock                                                      $ 8,338       $ 8,334      $ 8,192
   Surplus                                                             5,425         5,657        5,634
   Retained earnings                                                  17,268        13,852       10,238
   Unearned ESOP shares                                                  (91)         (239)        (330)
                                                                ----------------------------------------

                   Total Tier 1 Capital                             $ 30,940      $ 27,604     $ 23,734
                                                                ----------------------------------------


Tier 2 Capital
   Allowance for loan losses                                           1,991         2,000        1,850
                                                                ----------------------------------------
                   Total Tier 2 Capital                              $ 1,991       $ 2,000      $ 1,850
                                                                ----------------------------------------

                   Total risk-based capital                         $ 32,931      $ 29,604     $ 25,584
                                                                ========================================

                   Risk weighted assets                            $ 188,945     $ 176,617    $ 163,700

Capital Ratios:
Tier 1 risk-based capital                                              16.38%        15.63%       14.50%
Total risk based capital                                               17.43%        16.76%       15.63%
Tier 1 capital to average total assets                                 12.03%        11.56%       10.72%



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

         For the year ended December 31, 1997 the Company provided cash or liquidity from operations in the amount of $4.753 million. This increase in funds in addition to a $15.620 million increase in deposits has given the Company approximately $20.373 million in funds available for investment during 1997. In determining investment strategies management considers objectives for the composition of the loan and investment portfolio, such as type, maturity distribution, and fixed or variable interest rate characteristics of investment opportunities. Management's use of funds has included the funding of a $13.508 million increase in net loans and the net purchase of $1.491 million of securities. With 70% of the loan portfolio repricing or maturing in the next twelve months the Company has enough asset liquidity to meet the needs of maturing deposits.

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

         Virtually all of the assets of CBI are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as prices of goods and services.

Current Accounting Developments. In June 1997, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". This Statement defines comprehensive income as the change in an institution's equity during a period from transactions and other events, except those resulting from investments by investors and distributions to those investors. Comprehensive income includes net income and other changes in assets and liabilities that are not reported in net income, but instead reported as a separate component of stockholders' equity. SFAS 130 is effective for financial statements for both interim and annual periods beginning after December 15, 1997.

Item 8.           Financial Statements and Supplementary Data.


                       COMMUNITY BANKSHARES INCORPORATED

                          CONSOLIDATED FINANCIAL REPORT

                                December 31, 1997

                                  C O N T E N T S

--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT                                                   1
--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated balance sheets                                                2

    Consolidated statements of income                                      3 - 4

    Consolidated statements of stockholders' equity                            5

    Consolidated statements of cash flows                                  6 - 7

    Notes to consolidated financial statements                           8 -  30
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Community Bankshares Incorporated
Petersburg, Virginia

We have audited the accompanying consolidated balance sheets of Community Bankshares Incorporated and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1996 financial statements of Commerce Bank of Virginia or County Bank of Chesterfield, wholly-owned subsidiaries of Community Bankshares Incorporated. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Commerce Bank of Virginia and County Bank of Chesterfield as of December 31, 1996, and for the two years then ended, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Community Bankshares Incorporated and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Petersburg, Virginia
January 16, 1998

COMMUNITY BANKSHARES INCORPORATED

CONSOLIDATED BALANCE SHEETS

December 31, 1997 and 1996
(Dollars in thousands)


ASSETS                                                               1997            1996
--------------------------------------------------------------------------------------------

Cash and due from banks                                             $ 11,723        $ 12,891
Federal funds sold                                                    14,606           9,810
                                                                ----------------------------
              Total cash and cash equivalents                         26,329          22,701

Interest-bearing deposits in other depository institutions               675             670
Securities available for sale                                         44,035          37,330
Securities held to maturity (approximate market value,
    $13,635 in 1997 and $18,114 in 1996)                              13,625          18,285
Loans, net                                                           175,991         162,861
Bank premises and equipment, net                                       4,824           4,455
Other real estate owned                                                1,213           1,330
Accrued interest receivable                                            1,805           1,646
Other assets                                                           1,740           1,733
                                                                ----------------------------
                                                                   $ 270,237       $ 251,011
                                                                ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Demand deposits                                                $ 40,914        $ 39,111
    Interest-bearing demand deposits                                 55,778          52,063
    Savings deposits                                                 34,638          31,270
    Time deposits, $100,000 and over                                 20,653          19,064
    Other time deposits                                              85,546          80,401
                                                                ----------------------------
                                                                    237,529         221,909

Accrued interest payable                                                834             775
Other liabilities                                                       742             748
Guaranteed debt of Employee Stock Ownership Trus                         91             240
                                                                ----------------------------
                                                                    239,196         223,672

                                                                ----------------------------

Commitments and Contingencies
    (Note 15)

Stockholders' Equity
      Capital stock, $3.00 par value;
      4,000,000 shares authorized;
      2,779,426 and 2,777,856 shares issued
      and outstanding in 1997 and 1996, respectively                  8,338           8,334
    Surplus                                                           5,425           5,657
    Retained earnings                                                17,268          13,852
    Net unrealized gain (loss) on securities
      available for sales net of tax                                    101            (265)
                                                                 ----------------------------
                                                                     31,132          27,578
    Unearned ESOP shares                                                (91)           (239)
                                                                 ----------------------------
                                                                     31,041          27,339
                                                                 ----------------------------
                                                                  $ 270,237       $ 251,011
                                                                 ----------------------------


COMMUNITY BANKSHARES INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 1997, 1996 and 1995

(Dollars in thousands, except per-share information)




                                                                         1997            1996           1995
-------------------------------------------------------------------------------------------------------------------


Interest income:

    Interest and fees on loans                                             $ 17,168       $ 16,095        $ 14,680
    Interest on investment securities:
        U. S. Government agencies and corporations                            3,095          3,039           2,399
        Other securities                                                        136            153             187
        States and political subdivisions                                       390            399             375
    Interest on federal funds sold and securities
        purchased under agreements to resell                                    479            374             535
                                                                    -----------------------------------------------
              Total interest income                                          21,268         20,060          18,176
                                                                    -----------------------------------------------

Interest expense:
    Interest on deposits                                                      8,645          8,343           7,886
    Interest on federal funds purchased and securities
        sold under agreements to repurchase                                       5              5              17
                                                                    -----------------------------------------------
              Total interest expense                                          8,650          8,348           7,903
                                                                    -----------------------------------------------
              Net interest income                                            12,618         11,712          10,273

Provision for loan losses                                                        52            532             492
                                                                    -----------------------------------------------
              Net interest income after provision for

                  loan losses                                                12,566         11,180           9,781
                                                                    -----------------------------------------------

Other income:
    Service charges, commissions and fees                                     1,517          1,467           1,423
    Security gains                                                                -              9              38
    Gain (loss) on sale of other real estate                                    (32)            55               -
    Other operating income                                                      181            152             142
                                                                    -----------------------------------------------
              Total other income                                              1,666          1,683           1,603
                                                                    -----------------------------------------------

Other expenses:

    Salaries, wages and employee benefits                                     4,400          3,953           3,651
    Net occupancy                                                               503            452             435
    Furniture and equipment                                                     617            592             541
    Other operating                                                           1,394          1,296           1,350
    Professional fees                                                           246            271             264
    FDIC assessments                                                             31              6             204
    Stationery and supplies                                                     268            213             214
    Taxes                                                                       533            481             331
                                                                    -----------------------------------------------
              Total other expenses                                            7,992          7,264           6,990
                                                                    -----------------------------------------------



                                                   (Continued)




COMMUNITY BANKSHARES INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (Continued)/Years Ended December 31, 1997,
1996 and 1995/(Dollars in thousands, except per-share information)

                                                                         1997            1996           1995
-------------------------------------------------------------------------------------------------------------------
              Income before income taxes                                      6,240          5,599           4,394

Income taxes                                                                  1,968          1,712           1,414
                                                                    -----------------------------------------------
              Net income                                                    $ 4,272        $ 3,887         $ 2,980
                                                                    -----------------------------------------------

Basic earnings per share                                                    $  1.54        $  1.42         $  1.23
                                                                    -----------------------------------------------
Diluted earnings per share                                                  $  1.48        $  1.36         $  1.18
                                                                    -----------------------------------------------





See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 1997, 1996 and 1995
(Dollars in thousands)




                                                                                     Unrealized
                                                                                     Securities   Unearned

                                                  Capital                  Retained     Gain        ESOP
                                                   Stock       Surplus     Earnings    (Loss)      Shares
------------------------------------------------------------------------------------------------------------



Balance, January 1, 1995                          $  5,298    $  4,156    $  8,174    $   (256)         --
     Issuance of common stock  pursuant to
        exercise of stock options                       15          47          --          --          --
     Stock split effected in the form of a 100%
        stock dividend                               1,725      (1,036)       (689)         --          --
     Proceeds from sale of stock                     1,154       2,466           1          --          --
     Net income for the year ended
        December 31, 1995                               --          --       2,980          --          --
     Cash dividends declared                            --          --        (228)         --          --
     Unrealized gain on available for sale
        securities, net                                 --          --          --         416          --
     Leveraged ESOP stock purchase                      --          --          --          --        (366)
     Release of ESOP shares                             --          --          --          --          36
                                                     -----------------------------------------------------


Balance, December 31, 1995                           8,192       5,633      10,238         160        (330)
     Issuance of common stock  pursuant to
        exercise of stock options                      131          79          --          --          --
     Cash settlement of options                         --        (124)         --          --          --
     Proceeds from sale of stock to ESOP                11          29          --          --          --
     Purchase of fractional shares                      --          (1)         --          --          --
     Net income for the year ended
        December 31, 1996                               --          --       3,887          --          --
     Cash dividends declared                            --          --        (279)         --          --
     Unrealized loss on available for sale
        securities, net                                 --          --          --        (425)         --
     Release of ESOP shares                             --          41           6          --          91
                                                      -----------------------------------------------------

Balance, December 31, 1996                           8,334       5,657      13,852        (265)       (239)

     Issuance of common stock pursuant to

        exercise of stock options                       31          44          --          --          --
     Cash settlement of options                         --         271)         --          --          --
     Common stock repurchased                          (27)       (130)         --          --          --
     Purchase of fractional shares                      --          (2)         --          --          --
     Net income for the year ended
        December 31, 1997                               --          --       4,272          --          --
     Cash dividends declared                            --          --        (859)         --          --
     Unrealized gain on available for sale
        securities, net                                 --          --          --         366          --
     Release of ESOP shares                             --         127           3          --         148
                                                       ----------------------------------------------------

Balance, December 31, 1997                        $  8,338    $  5,425    $ 17,268    $    101    $    (91)
                                                       ----------------------------------------------------





See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 1997, 1996 and 1995
(Dollars in thousands)




                                                                                      1997            1996           1995
-------------------------------------------------------------------------------------------------------------------------------

Operating Activities

     Net income                                                                          $ 4,272        $ 3,887        $ 2,980
     Adjustments to reconcile net income to net cash
        provided by operating activities:

        Depreciation and amortization                                                        502            508            460
        Deferred income taxes                                                               (137)          (148)          (114)
        Provision for loan losses                                                             52            532            492
        Provision for losses on other real estate owned                                        9             33            120
        Amortization and accretion of investment securities                                   33            116              8
        Gain on sale of securities                                                             -             (9)           (38)
        (Gain) loss on sale of other real estate                                              32            (55)             -
        Gain on sale of bank premises and equipment                                            -              -            (27)
        Release of ESOP shares                                                               130             47              -
        Changes in operating assets and liabilities:

           Increase in accrued interest receivable                                          (159)           (88)          (230)
           Increase (decrease) in accrued expenses                                           (20)          (121)           327
           Net change in other operating assets and liabilities                               39           (332)           118
                                                                                 ----------------------------------------------
               Net cash provided by operating activities                                   4,753          4,370          4,096
                                                                                 ----------------------------------------------

Investing Activities

     Proceeds from maturity of investment securities                                       7,188         13,780         10,483
     Proceeds from maturity of interest-bearing deposits                                       -            295             99
     Proceeds from sale of investment securities                                          15,574          7,120          2,090
     Sales of interest-bearing deposits                                                        -              -             97
     Purchase of investment securities                                                   (24,285)       (20,468)       (26,571)
     Purchase of interest-bearing deposits                                                    (5)           (95)          (286)
     Net increase in loans                                                               (13,508)       (14,237)       (12,757)
     Proceeds from the sale of bank premises and equipment                                     -              -             99
     Proceeds from the sale of other real estate                                             676            725             62
     Capital expenditures                                                                   (858)          (820)          (607)
     Increase in other assets                                                                (39)           (10)            (8)
     Purchase of other real estate                                                          (274)          (234)          (329)
                                                                                 ----------------------------------------------
               Net cash used in investing activities                                     (15,531)       (13,944)       (27,628)
                                                                                 ----------------------------------------------

Financing Activities

     Net increase in deposits                                                             15,620         13,268         25,585
     Cash settlement of options                                                             (271)          (124)             -
     Payment for fractional shares                                                            (2)            (2)             -
     Proceeds from sale of stock to ESOP                                                       -             40              -
     Net decrease in federal funds purchased                                                   -              -           (793)
     Dividends paid                                                                         (859)          (279)          (228)
     Common stock repurchased                                                               (157)             -              -
     Net proceeds from issuance of common stock                                               75            209          3,683
                                                                                 ----------------------------------------------
               Net cash provided by financing activities                                  14,406         13,112         28,247
                                                                                 ----------------------------------------------

                                                         (Continued)





COMMUNITY BANKSHARES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 1997, 1996 and 1995
(Dollars in thousands)

                                                                                      1997           1996            1995
-------------------------------------------------------------------------------------------------------------------------------
                  Increase in cash and cash equivalents                                   3,628           3,538          4,715

Cash and cash equivalents, beginning                                                     22,701          19,163         14,448
                                                                                 ----------------------------------------------

Cash and cash equivalents, ending                                                      $ 26,329        $ 22,701       $ 19,163
                                                                                 ----------------------------------------------


Supplemental Disclosure Of Cash Flow Information
     Interest paid                                                                     $ 8,591         $ 8,334        $ 7,698
                                                                                 ----------------------------------------------
     Income taxes paid                                                                 $ 1,936         $ 2,067        $ 1,336
                                                                                 ----------------------------------------------

Supplemental Disclosure Of Noncash Investing
     Activities

        Acquisition of other real estate:
           Purchase price                                                               $ 884         $ 1,213          $ 546
           Reduction of loans                                                            (610)           (979)          (217)
                                                                                 ----------------------------------------------
               Cash paid to acquire other real estate                                   $ 274         $   234          $ 329
                                                                                 ----------------------------------------------

        Sale of other real estate:
           Sales price, net of closing cost                                             $   960       $ 1,279          $ 97
           Increase in loans                                                               (284)         (554)          (35)
                                                                                 ----------------------------------------------
               Cash proceeds from sale of other real estate                             $   676       $   725          $ 62
                                                                                 ----------------------------------------------




See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Nature of operations: Community Bankshares Incorporated is a bank holding company headquartered in Petersburg, Virginia. The Corporation's subsidiaries, The Community Bank, Commerce Bank of Virginia, and County Bank of Chesterfield, provide a variety of financial services to individuals and corporate customers from its branches located throughout the Richmond Metropolitan Area and Southside Virginia.

Consolidation and basis of financial statement presentation: The accompanying consolidated financial statements include the accounts of Community Bankshares Incorporated, and its subsidiaries, The Community Bank, Commerce Bank of Virginia, and County Bank of Chesterfield. All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management uses estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. A substantial portion of the Corporation's loans are secured by real estate in local markets. In addition, foreclosed real estate is located in this same market. Accordingly, the ultimate collectibility of a substantial portion of the Corporation's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowances for losses on loans and foreclosed real estate. Such agencies may require the Corporation to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Cash and cash equivalents: For purposes of reporting the consolidated statements of cash flows, the Corporation includes cash on hand, amounts due from banks, federal funds sold and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents on the accompanying consolidated balance sheets. Cash flows from deposits and loans are reported net.

The Corporation maintains amounts due from banks which, at times, may exceed federally insured limits. The Corporation has not experienced any losses in such accounts.

Investment securities: Securities are classified as held to maturity when management has the positive intent and the Corporation has the ability at the time of purchase to hold them until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives. Gains and losses on the sale of such securities are determined by the specific identification method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale and accounted for at market value on an aggregate basis. These include securities used as part of the Corporation's asset/liability management strategy and may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital, to satisfy regulatory requirements and other similar factors. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains and losses of securities available for sale are included in net securities gains (losses) based on the specific identification method.

Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no trading securities during the years ended December 31, 1997, 1996, and 1995.

Loans and allowance for loan losses: Loans are stated at the amount of unpaid principal, reduced by unearned discount and fees and an allowance for possible loan losses.

Unearned interest on discounted loans is amortized to income over the life of the loans, using the interest method. For all other loans, interest is accrued daily on the outstanding balances.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Corporation makes periodic credit reviews of the loan portfolio and considers current economic conditions, historical loss experience, review of specific problem loans and other factors in determining the adequacy of the allowance balance.

Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan's yield. The Corporation is generally amortizing these amounts over the average contractual life of the related loans.

Impaired loans are measured on the present value of expected future cash flows discounted at the loan's effective interest rate or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When a loan is classified as nonaccrual, all interest receivable on that particular loan is charged back to income at that time. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. On charged-off loans, cash receipts in excess of the amount charged to the allowance for loan losses are recognized as income on the cash basis.

Bank premises and equipment: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for betterments and major renewals are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

Foreclosed properties: Foreclosed properties represent real estate held for resale acquired through foreclosure or other proceedings. Foreclosed properties are held for sale and are recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of foreclosure is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary and are charged to expense.

Income taxes: The provision for income taxes relates to items of revenue and expenses recognized for financial accounting purposes during each of the years. The actual current tax liability may be more or less than the charge against earnings due to the effect of deferred income taxes.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per share: In February 1997, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share". This Statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The Statement's objective is to simplify the computation of earnings per share and to make the U. S. standard for computing earnings per share more compatible with the EPS Standards of other countries and with that of the International Accounting Standards Committee. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. After the effective date, all prior period EPS data presented shall be restated to conform with the provisions of this Statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.





                                                               1997              1996              1995
                                                         ------------------------------------------------------
                                                            (Dollars in thousands, except number of shares)
Income available to common stockholders
    used in basic EPS                                              $ 4,272           $ 3,887           $ 2,980
                                                         ------------------------------------------------------

Weighted average number of common
    shares used in basic EPS                                     2,766,630         2,742,640         2,423,924

Effect of dilutive securities:
    Stock options                                                  113,869           119,708            99,156
                                                         ------------------------------------------------------

Weighted number of common shares and
    dilutive potential stock used in diluted
    EPS                                                          2,880,499         2,862,348         2,523,080
                                                         ------------------------------------------------------



Current accounting developments: In June 1997, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". This Statement defines comprehensive income as the change in an institution's equity during a period from transactions and other events, except those resulting from investments by investors and distributions to those investors. Comprehensive income includes net income and other changes in assets and liabilities that are not reported in net income, but instead reported as a separate component of stockholders' equity. SFAS 130 is effective for financial statements for both interim and annual periods beginning after December 15, 1997.

Reclassifications: Various items in the consolidated statements of income and cash flows for the years ended December 31, 1996 and 1995 have been reclassified to conform to the classifications used at December 31, 1997. These reclassifications have no effect on net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities

A summary of the amortized cost and estimated market values of investment securities is as follows:






                                                                        December 31, 1997
                                                 ----------------------------------------------------------------
                                                                      Gross         Gross          Estimated
                                                     Amortized      Unrealized    Unrealized        Market
                                                       Cost           Gains         Losses           Value
                                                 ----------------------------------------------------------------
                                                                     (Dollars in thousands)
Available for Sale
    U. S. Treasury and agency securities                  $ 16,091         $ 33          $ (66)         $ 16,058
    Mortgage-backed securities                              16,608           55            (99)           16,564
    State and County Municipal Bonds                         8,491          179            (16)            8,654
    Other                                                    2,693           71             (5)            2,759
                                                 ----------------------------------------------------------------
                                                          $ 43,883         $ 338        $ (186)         $ 44,035
                                                 ----------------------------------------------------------------

Held to Maturity
    U. S. Treasury and agency securities                   $ 1,949          $ 6         $ (78)          $ 1,877
    Mortgage-backed securities                              10,874           95            (45)           10,924
    Corporate securities                                       100            2              -                 102
    State and County Municipal Bonds                           702           30              -                 732
                                                 ----------------------------------------------------------------
                                                          $ 13,625        $ 133         $ (123)     $ 13,635
                                                 ----------------------------------------------------------------




The amortized cost and estimated market values at December 31, 1997, by contractual maturity, are as follows:






                                                                        December 31, 1997
                                                 ----------------------------------------------------------------
                                                                      Gross         Gross          Estimated
                                                     Amortized      Unrealized    Unrealized        Market
                                                       Cost           Gains         Losses           Value
                                                 ----------------------------------------------------------------
                                                                     (Dollars in thousands)
Available for Sale
    U. S. Treasury and agency securities                  $ 16,091         $ 33          $ (66)         $ 16,058
    Mortgage-backed securities                              16,608           55            (99)           16,564
    State and County Municipal Bonds                         8,491          179            (16)            8,654
    Other                                                    2,693           71             (5)            2,759
                                                 ----------------------------------------------------------------
                                                          $ 43,883         $ 338        $ (186)         $ 44,035
                                                 ----------------------------------------------------------------

Held to Maturity
    U. S. Treasury and agency securities                   $ 1,949          $ 6         $ (78)          $ 1,877
    Mortgage-backed securities                              10,874           95            (45)           10,924
    Corporate securities                                       100            2              -                 102
    State and County Municipal Bonds                           702           30              -                 732
                                                 ----------------------------------------------------------------
                                                          $ 13,625        $ 133         $ (123)     $ 13,635
                                                 ----------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair market value of mortgage-backed securities are presented in the available-for-sale and held-to-maturity categories by contractual maturity in the preceding table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.

A summary of the amortized cost and estimated market values of investment securities is as follows:


                                                                        December 31, 1996
                                                 -----------------------------------------------------------------
                                                                       Gross         Gross          Estimated
                                                     Amortized      Unrealized     Unrealized        Market
                                                       Cost            Gains         Losses           Value
                                                 -----------------------------------------------------------------
                                                                      (Dollars in thousands)
Available for Sale
    U. S. Treasury and agency securities                  $ 23,841          $ 11         $ (412)         $ 23,440
    Mortgage-backed securities                               5,933             5            (50)            5,888
    State and County Municipal Bonds                         6,729            86            (31)            6,784
    Other                                                    1,229             1            (12)            1,218
                                                 -----------------------------------------------------------------
                                                          $ 37,732         $ 103         $ (505)         $ 37,330
                                                 -----------------------------------------------------------------
Held to Maturity
    U. S. Treasury and agency securities                   $ 3,848          $  8         $ (102)          $ 3,754
    Mortgage-backed securities                              13,028            46           (146)           12,928
    Corporate securities                                       400             3              -               403
    State and County Municipal Bonds                         1,009            25             (5)            1,029
                                                 -----------------------------------------------------------------
                                                          $ 18,285          $ 82         $ (253)         $ 18,114
                                                 -----------------------------------------------------------------



Proceeds from sales of securities available for sale were $8,070,865, $7,119,663, and $2,090,299 during 1997, 1996 and 1995, respectively, resulting in gross gains of $6,251, $51,231, and $38,419 and gross losses of $6,105, $42,206, and $0 in 1997, 1996 and 1995, respectively.

Securities with an amortized cost of $6,128,223 and $5,878,208 and a market value of $6,063,779 and $5,785,045 as of December 31, 1997 and 1996,
respectively, were pledged as collateral to secure public funds as required by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans

Major classifications of loans are summarized as follows:




                                                   December 31,
                                            ---------------------------
                                                1997          1996
                                            ---------------------------
                                              (Dollars in thousands)

Commercial                                       $ 49,487     $ 43,883
Consumer                                           17,362       15,736
Real estate                                       106,627      102,486
Other                                               5,127        3,688
                                            ---------------------------
                                                  178,603      165,793
Less unearned discount                               (621)        (932)
                                            ---------------------------
                                                  177,982      164,861
Allowance for loan losses                          (1,991)      (2,000)
                                            ---------------------------
    Loans, net                                  $ 175,991    $ 162,861
                                            ---------------------------


An analysis of the transactions in the allowance for loan losses is given below:



                                             Years Ended
                                             December 31,
                                   ------------------------------------
                                    1997         1996         1995
                                   ------------------------------------
                                        (Dollars in thousands)

Balance, beginning of year           $ 2,000      $ 1,850      $ 1,680
Loans charged off                       (294)        (689)        (506)
Recoveries credited to reserve           233          307          184
Provision charged to operations           52          532          492
                                   ------------------------------------
Balance, end of year                 $ 1,991      $ 2,000      $ 1,850
                                   ------------------------------------



At December 31, 1997 and 1996, the Corporation had loans totaling approximately $883,353 and $1,491,920, respectively, for which impairment had been recognized. Of the total loans impaired, $79,000 and $51,000, respectively, were valued on the present value of future cash flows and $754,353 and $685,000, respectively, were valued according to the underlying collateral. The average balance of the impaired loans amounted to approximately $1,121,791 and $1,687,500 for the years ended December 31, 1997 and 1996, respectively. The allowance for loan losses related to these loans totaled approximately $225,000 and $257,300 at December 31, 1997 and 1996, respectively. The following is a summary of cash receipts on these loans and how they were applied for the years ended December 31:



                                                     1997         1996
                                                  --------------------------
                                                   (Dollars in thousands)

Cash receipts applied to reduce principal balance       $ 145          $ 52
Cash receipts recognized as interest income                50            67
                                                  --------------------------
        Total cash receipts                             $ 195         $ 119
                                                  --------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1997 and 1996, the Corporation had nonaccrual loans of approximately $736,874 and $995,920, respectively. If interest on these loans had been recognized at the original interest rates, interest income would have increased approximately $65,000 and $49,900 in 1997 and 1996, respectively.

Note 4. Bank Premises and Equipment

Major classifications of bank premises and equipment are summarized as follows:




                                                  December 31,
                                            --------------------------
                                                1997         1996
                                            --------------------------
                                             (Dollars in thousands)

Land                                             $ 1,085        $ 872
Bank premises                                      4,284        3,500
Furniture and equipment                            4,275        3,999
Construction in progress                               -          560
                                            --------------------------
                                                   9,644        8,931
Less accumulated depreciation                      4,820        4,476
                                            --------------------------

                                                 $ 4,824      $ 4,455
                                            --------------------------



Note 5. Maturities of Certificates of Deposits

The scheduled maturities of certificates of deposits at December 31, 1997 are as follows:



Year Ended December 31,
        (Dollars in thousands)
    1998                               $ 70,594
    1999                                 15,645
    2000                                 12,699
    2001                                  3,871
    2002                                  3,390
                                   -------------
                                      $ 106,199
                                   -------------


Note 6. Income Taxes

The components of the income tax provision for the years ended December 31, 1997, 1996 and 1995 are as follows:




                                      1997         1996          1995
                                  ----------------------------------------
                                          (Dollars in thousands)

Currently payable                    $ 2,092         $ 1,787      $ 1,563
Deferred                                  (124)          (75)        (149)
                                  ----------------------------------------
                                     $ 1,968         $ 1,712      $ 1,414
                                  ----------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the expected income tax expense computed at 34 percent to the income tax expense included in the consolidated statements of income is as follows:



                                                                                Years Ended
                                                                                December 31,
                                                                   ---------------------------------------
                                                                       1997         1996         1995
                                                                   ---------------------------------------
                                                                           (Dollars in thousands)
Tax provision computed by applying current Federal
    income tax rates to income before income taxes                      $ 2,122      $ 1,904      $ 1,494
Cash settlement of nonstatutory stock options                               (92)         (42)           -
Exercise of nonstatutory stock options                                        -          (72)           -
Municipal bond interest                                                    (141)        (104)        (102)
Other                                                                        79           26           22
                                                                   ---------------------------------------
                                                                        $ 1,968      $ 1,712      $ 1,414
                                                                   ---------------------------------------


The deferred income taxes result from timing differences in the recognition of certain income and expense items for tax and financial reporting purposes. The sources of these timing differences and their related tax effect are as follows:




                                                                                    Years Ended
                                                                                   December 31,
                                                                      ----------------------------------------
                                                                          1997         1996          1995
                                                                      ----------------------------------------
                                                                              (Dollars in thousands)
Difference between the depreciation methods
    used for financial statements and for income
    tax purposes                                                             $ (66)         $ (8)        $ 27
Difference between loan loss provision charged
    to operating expense and the bad debt deduction
    taken for income tax purposes                                              (90)          (39)         (63)
Accretion of discount recognized on financial
    statements but not recognized for income tax
    purposes until realized                                                     (3)            1           (1)
Difference between accrual method used for
    financial statement and cash method used
    for income tax purposes                                                    (47)            1          (20)
Deferred compensation                                                          (15)           14          (40)
Interest related to non-accrual loans                                           95           (35)         (34)
Other                                                                            2            (9)         (18)
                                                                      ----------------------------------------
                                                                            $ (124)        $ (75)      $ (149)
                                                                      ----------------------------------------



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets consist of the following components as of December 31:



                                                                          1997         1996
                                                                      ---------------------------
                                                                        (Dollars in thousands)
Deferred tax assets:
    Allowance for loan losses                                                $ 439         $ 350
    Deferred compensation                                                       95            80
    Deferred loan fees                                                           -             2
    Interest on non-accrual loans                                               50           144
    Debt cancellation reserve                                                    9             -
    Unrealized loss on available for sale securities                             -           137
                                                                      ---------------------------
                                                                             $ 593         $ 713
                                                                      ---------------------------

Deferred tax liabilities:
    Accrual to cash  basis adjustment                                         $ 92         $ 131
    Unrealized gain on available for sale securities                            52            10
    Property and equipment                                                      15            81
    Investment securities                                                        7             -
                                                                      ---------------------------
                                                                             $ 166         $ 222
                                                                      ---------------------------

Deferred tax assets, net                                                     $ 427         $ 491
                                                                      ---------------------------




Note 7. Deferred Compensation Agreements

The Corporation has a Deferred Compensation Plan for the benefit of certain directors. Contributions amounted to approximately $13,400, $23,700 and $38,900 for the years ended December 31, 1997, 1996 and 1995, respectively. The Plan provides each director with an annual benefit payment upon attaining 70 years of age. In addition, benefit payments are available upon early retirement, termination and death as defined by the Plan document.

The Corporation has Deferred Compensation Plans for the benefit of certain officers. Benefits will be funded by the Corporation. The cost of these benefits is being charged to expense and accrued using a present value method over the expected term of employment. The Plan provides each covered officer an annual benefit payment upon retirement. Contributions of approximately $45,600, $45,200 and $72,201 for the years ended December 31, 1997, 1996 and 1995, respectively.


The lives of the officers and directors for which deferred compensation agreements have been adopted have been insured for amounts sufficient to discharge the obligations thereunder.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Employee Benefit Plans


Effective January 1, 1993, the Corporation through its subsidiary, The
Community Bank, established an Employee Stock Ownership Plan with 401(k) provisions by restating, amending and consolidating the Employee Stock Ownership Plan originally effective January 1, 1987, and the Profit-Sharing and Thrift Plan originally effective December 31, 1981. All participants of the pension plans are eligible to participate. Thereafter, each employee will become eligible to participate in the plan on the first anniversary date, December 31, following their initial date of service. The employee must be at least 18 years old and be employed in a full-time position requiring at least 1,000 hours of service for the plan year ending on that anniversary date. The Corporation matches 75% of employee contributions up to 5% of the participant's compensation. Annual contributions to the ESOP are made at the discretion of the Board of Directors.

During the year ended December 31, 1995, the ESOP purchased additional shares through the proceeds of a $365,500 direct bank loan. The shares purchased were pledged as collateral for its debt. As the debt is repaid, shares are released and allocated to participants. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged are reported as unearned ESOP shares in the balance sheet. As shares are released, the Company reports compensation expense equal to the current market price of the shares, and the shares then become outstanding for earnings per share (EPS) computation. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are recorded as a reduction of debt and interest.

Compensation expense for the 401(k) match and the ESOP was $261,236, $143,600 and $105,000 for the three years ended December 31, 1997, 1996 and 1995, respectively. The ESOP shares as of December 31 were as follows:


                                                  1997          1996
                                              ---------------------------

Allocated shares                                    165,216      154,551
Unreleased shares                                     8,045       21,755
                                              ---------------------------
                                                    173,261      176,306
                                              ---------------------------

Fair value of unreleased shares                   $ 223,249    $ 386,151
                                              ---------------------------


In addition, the Corporation through its subsidiary, Commerce Bank of Virginia, sponsors a non-contributory Employee Stock Ownership Plan (ESOP) covering substantially all employees. Contributions to the ESOP, which are recorded as compensation expense and can be cash or stock at fair value, are at the discretion of the Board of Directors and amounted to $60,000, $50,000 and $40,000 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, there were 21,532 shares allocated to participants which are considered outstanding for purposes of computation of earnings per share.

Effective June 1, 1992, the Commerce Bank of Virginia adopted a 401(k) profit-sharing plan (the Plan) covering substantially all employees. Participants may contribute up to 15% of their compensation to the Plan. The Bank contributes 50% of the participant's contribution, up to 6% of the participant's compensation, as a matching contribution. Contributions to the Plan by the Bank were approximately $22,500, $23,500 and $16,800 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Business Combination

On July 1, 1997, the Corporation acquired County Bank of Chesterfield in a business combination accounted for as a pooling of interests. County Bank of Chesterfield, a state-chartered member bank, became a wholly-owned subsidiary of the Corporation through the exchange of 876,776 shares of the Corporation's common stock for all of the outstanding stock of County Bank of Chesterfield. The accompanying consolidated financial statements for 1997 are based on the assumption that the companies were combined for the full year, and the consolidated financial statements for prior years have been restated to give effect to the combination.

Summarized results of operations of the separate companies for the period from January 1, 1997 through July 1, 1997, the date of acquisition, are as follows:





                                                 Community        County
                                                Bankshares        Bank of
                                               Incorporated    Chesterfield
                                              --------------------------------
                                                  (Dollars in thousands)

Net interest income                                   $ 4,385         $ 1,725
                                              --------------------------------

Net income                                            $ 1,389           $ 376
                                              --------------------------------




Following is a reconciliation of the amounts of net interest income and net income previously reported for 1996 and 1995 with restated amounts:



                                                        Years Ended
                                                        December 31,
                                                 ---------------------------
                                                     1996         1995
                                                 ---------------------------
                                                   (Dollars in thousands)
Net interest income:
    As previously reported                            $ 8,537       $ 7,585
    Acquired company                                    3,175         2,688
                                                 ---------------------------
    As restated                                      $ 11,712      $ 10,273
                                                 ---------------------------

Net income:
    As previously reported                            $ 3,056       $ 2,355
    Acquired company                                      831           625
                                                 ---------------------------
    As restated                                       $ 3,887       $ 2,980
                                                 ---------------------------

Note 10. Employment Agreements

The Corporation has entered into employment agreements with certain officers which expire at dates through June 30, 1998. These agreements, which contain continual self-renewing terms of one year subject to cancellation by the Corporation, provide minimum salaries during the terms of the agreements and certain severance benefits if a change of control and termination occurs as defined in the agreements. The maximum severance benefits payable, if such a termination upon change in control occurred at December 31, 1997, would have been approximately $1,717,500.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Incentive Compensation Plans

The Corporation, through its subsidiaries, maintains various cash incentive and bonus plans for certain employees and directors of the individual subsidiaries. Awards through the various plans are determined based on management discretion or through predetermined award criteria for each group of participants. The level of the bonus or award is based on management discretion or the subsidiary attaining certain returns on average assets, or attaining targeted income levels for the year. The amounts awarded under the Plan for the years ended December 31, 1997, 1996 and 1995 were $213,616, $294,594 and $203,392, respectively.

Note 12. Incentive Stock Option and Nonstatutory Stock Option Plan

The Corporation has a Stock Plan that provides for the grant of Incentive Stock Options and the grant of Nonstatutory Stock Options and Stock Appreciation Rights. This Plan was adopted to encourage key officers and directors to acquire or to increase their acquisition of the Corporation's common stock, thus increasing their personal and proprietary interest in the Corporation's continued success. The options were granted at the market value on the date of each grant. Options may be exercised from date of grant through periods ending July 20, 2003 through October 18, 2004.

The following table presents a summary of options under the Plan at December 31:




                                                                            Shares Under Options
                                                          ----------------------------------------------
                                                  Option Price           1997     1996       1995
                                    --------------------------------------------------------------------
Outstanding, beginning of year                         $6.25 - $  8.37  249,486     283,294     293,294
      Options granted                                  12.21                  -      19,897           -
      Options exercised                                 6.25  -  12.12  (10,469)    (43,705)    (10,000)
      Cash settlement of options                        6.25            (13,700)    (10,000)          -
                                    --------------------------------------------------------------------
Outstanding, end of year                               $6.25 - $ 8.46   225,317     249,486     283,294
                                    --------------------------------------------------------------------


The Corporation applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant date consistent with the methods of FASB Statement 123, the Corporation's net income and net income per share would have been reduced to the pro forma amounts indicated below. In accordance with the transition provisions of FASB Statement 123, the pro forma amounts reflect options with grant dates subsequent to January 1, 1995. There were no options granted during the years ended December 31, 1995 or December 31, 1997.





                                                  Year Ended
                                               December 31, 1996
                                   --------------------------------------------
                                            (Dollars in thousands,
                                         except per-share information)
Net income:
      As reported                                   $ 3,887
      Pro forma                                       3,839

Net income per share:
      As reported                                      1.36
      Pro forma                                        1.35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of computing the pro forma amounts indicated above, the fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions for the grant in 1996: dividend yield of 2%, expected volatility of 30%, risk-free interest rate of 5.8% and an expected option life of 5 years. The fair value of each option granted during 1996 was $3.62.

Note 13. Life Insurance

The Corporation is owner and designated beneficiary on life insurance in the face amount of $4,448,000 maintained on certain of its officers and directors. At December 31, 1997 and 1996, the cash surrender value of these policies was $635,000 and $556,000, respectively, which is included in other assets.

Note 14. Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires corporations to disclose the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.

Fair value estimates made as of December 31, 1997 are based on relevant market information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and short-term instruments approximate those assets' fair values.

Securities available for sale and investment securities: Fair values were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments.


Loans: The carrying values, reduced by estimated inherent credit losses, of variable-rate loans and other loans with short-term characteristics were considered fair values. For other loans, the fair market values were calculated by discounting scheduled future cash flows using current interest rates offered on loans with similar terms adjusted to reflect the estimated credit losses inherent in the portfolio.

Accrued interest receivable and accrued interest payable: The carrying amounts reported in the consolidated balance sheets for accrued interest receivable and accrued interest payable approximate their fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deposit liabilities: The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW, savings, and money market deposits, was, by definition, equal to the amount payable on demand as of December 31, 1997. The fair value of certificates of deposit was based on the discounted value of contractual cash flows, calculated using the discount rates that equaled the interest rates offered at the valuation date for deposits of similar remaining maturities.

The following is a summary of the carrying amounts and estimated fair values of the Corporation's financial assets and liabilities to include off-balance sheet financial instruments as December 31:




                                                                             1997                     1996
                                                                    -----------------------------------------------------
                                                                    Carrying    Estimated     Carrying   Estimated
                                                                    Amount     Fair Value      Amount   Fair Value
                                                                    -----------------------------------------------------
                                                                                (Dollars in thousands)
Financial assets:
      Cash and due from banks, noninterest bearing                  11,723     $ 11,723     $ 12,891     $12,891
      Federal funds sold and other short-term investments           14,606       14,606        9,810       9,810
      Interest-bearing deposits in other depository institutions       675          675          670         670
      Securities available for sale                                 44,035       44,035       37,330      37,330
      Investment securities                                         13,625       13,635       18,285      18,114
      Loans, net of reserve for credit losses                      175,991      176,402      162,861     162,735
      Accrued interest receivable                                    1,805        1,805        1,646       1,646

Financial liabilities:
      Deposits                                                     237,529      238,185      221,909     224,529
      Accrued interest payable                                         834          834          775         775


At December 31, 1997, the Corporation had outstanding standby letters of credit and fixed and variable rate commitments to extend credit. For fair value, the fixed rate loan commitments were considered based on committed rates versus market rates for similar transactions. Due to market constraints, rates have remained relatively unchanged on these products, therefore, management has determined fair value to be the same as the committed value. Standby letters of credit and variable rate commitments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and therefore, they were deemed to have no current fair market value.


Note 15. Commitments and Contingencies

Financial instruments with off-balance-sheet risk:The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Corporation's commitments at December 31, 1997 and 1996 is as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      1997                  1996
                                  ----------------------------------------
                                        (Dollars in thousands)

Commitments to extend credit               $ 33,185              $ 22,156
Standby letters of credit                     3,590                 3,260
                                  ----------------------------------------
                                           $ 36,775              $ 25,416
                                  ----------------------------------------


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Corporation evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, and residential and commercial real estate.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Corporation deems necessary.

Fixed-rate commitments were $11,192,000 and $5,863,000 as of December 31, 1997 and 1996, respectively. The average rates charged on the fixed-rate commitments were 8.0% - 10.5% for the years then ended.

All of the Corporation's loans, commitments to extend credit, and standby letters of credit have been granted to customers within the state and, more specifically, its local geographic area of Virginia. The concentrations of credit by type of loan are set forth in Note 3.

Lease commitments:

The Corporation leases land, tenant space and certain equipment under operating leases expiring at various dates to 2006. Total rental expense amounted to approximately $108,000, $101,300, and $85,700 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, minimum annual lease payments in the aggregate were as follows:



Year Ended December 31,
 (Dollars in thousands)
      1998                                   $ 85
      1999                                     33
      2000                                     15
      2001                                     15
      2002                                     15
      Thereafter                               61
                                  ----------------
                                            $ 224
                                  ----------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Hanover branch facility is owned by a company whose principal shareholder is the Corporation's Chairman. The base annual rent as of December 31, 1997 is $39,000 per year through 1998 and increases three percent annually.

Note 16. Related Party Transactions


At December 31, 1997, loans to officers and directors and corporations in which officers and directors own a significant interest totaled $11,500,039. All such loans were made in the normal course of business on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions.

An analysis of these related party transactions is as follows:




                               Balance                                                                    Balance
                             December 31,                                                                December 31,
                                 1996               Additions                Repayments                     1997
                            ------------------------------------------------------------------------------------------
                                                   (Dollars in thousands)

Directors                    $ 9,220                 $ 10,132                   $ 9,516                       $ 9,836
Officers and Employees         1,644                      469                       449                         1,664
                            ------------------------------------------------------------------------------------------
                            $ 10,864                 $ 10,601                   $ 9,965                      $ 11,500
                            ------------------------------------------------------------------------------------------



Note 17.  Capital Stock and Common Stock Split

On May 16, 1995, the Corporation changed its authorized capital from 1,000,000 shares of $3 par value common stock to 4,000,000 shares of $3 par value common stock. On July 18, 1995, the Corporation's Board of Directors declared a two for one split of the common stock effected in the form of a 100% stock dividend on the outstanding stock to be distributed on August 31, 1995 to the stockholders of record on July 31, 1995. The par value of the additional shares of common stock was credited to common stock with reductions from surplus and retained earnings.


All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.


Note 18.  Regulatory Matters

The Corporation is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital as defined in the regulations to risk-weighted assets as defined, and of Tier I capital as defined to average assets as defined. Management believes, as of December 31, 1997, that the Corporation meets all capital.

As of December 31, 1997, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.





                                                                                      To Be Well Capitalized
                                                                    For Capital       Under Prompt Corrective
                                               Actual            Adequacy Purposes      Action Provisions
                                      -----------------------------------------------------------------------
                                         Amount      Ratio       Amount     Ratio       Amount      Ratio
                                      -----------------------------------------------------------------------
                                                              (Dollars in Thousands)
As of December 31, 1997:
    Total Capital
        (to Risk Weighted Assets)        $ 32,931   17.43%       $ 15,116   8.00%       $ 18,895   10.00%
    Tier I Capital
        (to Risk Weighted Assets)          30,940   16.38%          7,558   4.00%         11,337    6.00%
    Tier I Capital
        (to Average Assets)                30,940   12.03%         10,285   4.00%         12,856    5.00%

As of December 31, 1996:
    Total Capital                          29,604   16.76%         14,129   8.00%         17,662   10.00%
        (to Risk Weighted Assets)
    Tier I Capital                         27,604   15.63%          7,065   4.00%         10,597    6.00%
        (to Risk Weighted Assets)
    Tier I Capital                         27,604   11.56%          9,555   4.00%         11,944    5.00%
        (to Average Assets)








Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Corporation's regulatory agency. Under that limitation, the Corporation's subsidiaries could have declared additional dividends of approximately $9,773,000 in 1997 without regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  19.  Quarterly  Financial  Data

The following is a summary of selected quarterly operating results for each of the four quarters in fiscal years 1997 and 1996:





(In thousands, except per share data)            March 31      June 30     September 30     December 31
----------------------------------------------------------------------------------------------------------
1997
    Total interest income                            $ 5,088      $ 5,260         $ 5,399         $ 5,521
    Total interest expense                             2,099        2,151           2,188           2,212
    Net interest income                                2,989        3,109           3,211           3,309
    Provision for loan losses                             15           10               5              22
    Noninterest income                                   415          422             443             386
    Noninterest expense                                2,026        2,155           1,907           1,904
    Earnings before income tax expense                 1,363        1,366           1,742           1,769
    Income tax expense                                   481          495             575             417
        Net earnings                                   $ 882        $ 871         $ 1,167         $ 1,352
        Basic earnings per share                      $ 0.32       $ 0.32          $ 0.41          $ 0.49
        Diluted earnings per share                    $ 0.31       $ 0.30          $ 0.40          $ 0.47

1996
    Total interest income                            $ 4,828      $ 4,936         $ 5,109         $ 5,187
    Total interest expense                             2,096        2,067           2,089           2,096
    Net interest income                                2,732        2,869           3,020           3,091
    Provision for loan losses                             68          109             117             238
    Noninterest income                                   447          422             406             408
    Noninterest expense                                1,781        1,783           1,749           1,951
    Earnings before income tax expense                 1,330        1,399           1,560           1,310
    Income tax expense                                   443          485             498             286
        Net earnings                                   $ 887        $ 914         $ 1,062         $ 1,024
        Basic earnings per share                      $ 0.32       $ 0.33          $ 0.37          $ 0.40
        Diluted earnings per share                    $ 0.31       $ 0.32          $ 0.37          $ 0.36



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Parent Corporation

Financial statements for Community Bankshares Incorporated (not consolidated) are presented below.

COMMUNITY BANKSHARES INCORPORATED
(Parent Corporation Only)
Balance Sheets
December 31, 1997 and 1996
(Dollars in thousands)





ASSETS                                                                       1997         1996
---------------------------------------------------------------------------------------------------
    Cash                                                                      $ 1,331        $ 536
    Investment in subsidiaries                                                 29,467       26,994
    Securities available for sale                                                 129            -
    Other assets                                                                  225          116
                                                                         --------------------------
              Total assets                                                   $ 31,152     $ 27,646
                                                                         --------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities:
        Guaranteed debt of Employee Stock Ownership Trust                        $ 91        $ 240
        Deferred income taxes                                                      20            -
        Other liabilities                                                           -           67
                                                                         --------------------------
                                                                                  111          307
                                                                         --------------------------

    Stockholders' equity:
        Common stock, par value $3 per share, authorized
           4,000,000 shares; issued 1997 2,779,426 shares;
           1996 2,777,856 shares                                                8,338        8,334
        Surplus                                                                 5,425        5,657
        Retained earnings                                                      17,268       13,852
        Net unrealized gain (loss) on securities available
           for sale held by subsidiaries, net of taxes                             61         (265)
        Net unrealized gain on securities available for sale
           held by parent corporation, net of taxes                                40            -
                                                                         --------------------------
                                                                               31,132       27,578

        Unearned ESOP shares                                                      (91)        (239)
                                                                         --------------------------

              Total stockholders' equity                                       31,041       27,339
                                                                         --------------------------

              Total liabilities and stockholders' equity                     $ 31,152     $ 27,646
                                                                         --------------------------



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY BANKSHARES INCORPORATED
(Parent Corporation  Only)
Statements  of Income
Years  Ended December 31, 1997,  1996 and 1995
(Dollars in thousands)





                                                             1997         1996          1995
-------------------------------------------------------------------------------------------------
Income:
    Dividends from subsidiaries                               $ 2,168         $ 929        $ 166
    Gain on sale of securities                                      -             -           30
                                                         ----------------------------------------
                                                                2,168           929          196
                                                         ----------------------------------------

Expenses:
    Professional fees                                             108            88           58
    Stationary and supplies                                        14            17            4
    Taxes, miscellaneous                                            1             1            1
    Other                                                           3             8            2
                                                         ----------------------------------------
              Total expenses                                      126           114           65
                                                         ----------------------------------------

Income taxes (credits)                                            (20)          (13)           3
                                                         ----------------------------------------

              Income before equity in
                  undistributed income
                  of subsidiaries                               2,062           828          128

Equity in undistributed income of subsidiaries                  2,210         3,059        2,852
                                                         ----------------------------------------

              Net income                                      $ 4,272       $ 3,887      $ 2,980
                                                         ----------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY BANKSHARES INCORPORATED
(Parent Corporation  Only)
Statements  of  Changes  in  Stockholders'  Equity
Years  Ended December 31, 1997, 1996 and 1995
(Dollars in thousands)





                                                                                         Unrealized
                                                                                         Securities    Unearned
                                                 Capital                     Retained       Gain         ESOP
                                                  Stock        Surplus       Earnings      (Loss)       Shares
-------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                            $ 5,298       $ 4,156        $ 8,174     $ (256)           $ -
    Issuance of common stock  pursuant to
        exercise of stock options                        15            47              -          -              -
    Stock split effected in the form of a 100%
        stock dividend                                1,725        (1,036)          (689)         -
    Proceeds from sale of stock                       1,154         2,466              1          -              -
    Net income for the year ended
        December 31, 1995                                 -             -          2,980          -              -
    Cash dividends declared                               -             -           (228)         -
    Unrealized gain on available for sale
        securities, net                                   -             -              -        416              -
    Leveraged ESOP stock purchase                         -             -              -          -           (366)
    Release of ESOP shares                                -             -              -          -             36
                                               --------------------------------------------------------------------

Balance, December 31, 1995                            8,192         5,633         10,238        160           (330)
    Issuance of common stock pursuant to
        exercise of stock options                       131            79              -          -              -
    Cash settlement of options                            -          (124)             -          -              -
    Proceeds from sale of stock to ESOP                  11            29              -          -              -
    Purchase of fractional shares                         -            (1)             -          -              -
    Net income for the year ended
        December 31, 1996                                 -             -          3,887          -              -
    Cash dividends declared                               -             -           (279)         -              -
    Unrealized loss on available for sale
        securities, net                                   -             -              -       (425)             -
    Release of ESOP shares                                -            41              6          -             91
                                               --------------------------------------------------------------------

Balance, December 31, 1996                            8,334         5,657         13,852       (265)          (239)
    Issuance of common stock pursuant to
        exercise of stock options                        31            44              -          -              -
    Cash settlement of options                            -          (271)             -          -              -
    Common stock repurchased                            (27)         (130)             -          -              -
    Purchase of fractional shares                         -            (2)             -          -              -
    Net income for the year ended
        December 31, 1997                                 -             -          4,272          -              -
    Cash dividends declared                               -             -           (859)         -              -
    Unrealized gain on available for sale
        securities, net                                   -             -              -        366              -
    Release of ESOP shares                                -           127              3          -            148
                                               --------------------------------------------------------------------

Balance, December 31, 1997                          $ 8,338       $ 5,425       $ 17,268      $ 101          $ (91)
                                               --------------------------------------------------------------------



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY BANKSHARES INCORPORATED
(Parent Corporation Only)
Statements of Cash Flows
Years Ended December 31, 1997, 1996 and 1995
(Dollars in thousands)

                                                                1997                    1996               1995
------------------------------------------------------------------------------------------------------------------

Operating Activities
     Net income                                                $4,272                  $3,887             $2,980
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Gain on sale of securities                                 --                      --                 (30)
       Release of ESOP Shares                                    129                      49                  --
       Undistributed earnings of subsidiary                   (2,210)                 (3,059)             (2,852)
       Changes in operating assets and liabilities:
         Increase in other assets                                (46)                   (111)                 --
         Increase (decrease) in other liabilities
                                                             ---------                --------            --------
           Net cash provided by operating activities            2,078                    797                  123
                                                             ---------                --------            --------

Investing Activities
    Proceeds from sale of investment securities                   --                      --                   79
    Purchase of investment securities                            (69)                     --                   --
                                                             ---------                --------            --------
       Net cash provided by (used in) investing activities       (69)                     --                   79
                                                             ---------                --------            --------

Financing Activities
    Cash settlement of options                                  (271)                    (124)                 --
    Payment of fractional shares                                  (2)                      (1)                 --
    Dividend paid                                               (859)                     (279)               (228)
    Net proceeds from issuance of common stock                    75                        61                  63
    Common stock repurchased                                    (157)                       --                  --
                                                             ---------                --------            --------
        Net cash used in financing activities                 (1,214)                     (343)               (165)
                                                             ---------                --------            --------
        Increase in cash                                         795                       454                  37

Cash, beginning                                                  536                       82                   45
                                                             ---------                --------            --------
Cash, ending                                                   1,331                   $  536                $  82
                                                              ========                 =======             =======



Item 9.           Disagreements on Accounting and Financial Disclosure.

         None

Item 10.          Directors and Executive Officers of The Company.

         The information required by Item 10 of Form 10-K appears in the Company's Proxy Statement for the 1998 Annual Meeting and is incorporated herein by reference.

Item 11.          Executive Compensation.

         The information required by Item 11 of Form 10-K appears in the Company's Proxy Statement for the 1998 Annual Meeting and is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

         The information required by Item 12 of Form 10-K appears in the Company's Proxy Statement for the 1998 Annual Meeting and is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions.

         The information required by Item 13 of Form 10-K appears in the Company's Proxy Statement for the 1998 Annual Meeting and is incorporated herein by reference.

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.

(a)   (1)         None

(a)   (2)         None

(a)   (3)         Exhibits included herein:
                       1 - Subsidiaries of the Registrant
                       2 - Consent of Mitchell, Wiggins & Company, CPA's, LLP 3 - Reconciliation of 1997 Forms 10-Q to Quarterly
                           Financial Information Reported 1997 Annual Report

(b)   Reports on Form 8-K:     None





SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) Of the Securities Exchange Act of 1934, COMMUNITY BANKSHARES INCORPORATED has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                       COMMUNITY BANKSHARES INCORPORATED



s/ Nathan S. Jones, 3rd                              s/ Thomas H. Caffrey, Jr.
-----------------------                              -------------------------
                                                     Thomas H. Caffrey, Jr.
Nathan S. Jones, 3rd                                 Senior Vice President and
President and Chief Executive Officer                Chief Financial Officer

Date:     March 30, 1998                             Date:     March 30, 1998
------------------------                             ------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of COMMUNITY BANKSHARES INCORPORATED and in the capacities and on the date indicated:



______________________________________               Date:     March 30, 1998
                                                     ------------------------
Sam T. Beale, Director



______________________________________               Date:     March 30, 1998
Dr. B. Glenn Holden, Director                        ------------------------



______________________________________               Date:     March 30, 1998
                                                     ------------------------
David E. Hudgins, Director



______________________________________               Date:     March 30, 1998
                                                     ------------------------
Richard C. Huffman, Director



______________________________________               Date:     March 30, 1998
                                                     ------------------------
Nathan S. Jones, 3rd, Director



______________________________________               Date:     March 30, 1998
                                                     ------------------------
Vernon E. LaPrade, Jr., Director



______________________________________               Date:     March 30, 1998
                                                     ------------------------
Elinor B. Marshall, Director




______________________________________               Date:     March 30, 1998
                                                     ------------------------
Jack W. Miller, Jr., Director



______________________________________               Date:     March 30, 1998
H. E. Richeson, Director                             ------------------------



______________________________________               Date:     March 30, 1998
                                                     ------------------------
Alvin L. Sheffield, Director