Form 10-Q
period 1998-03-31
COMMUNITY BANKSHARES INC /VA/
filed 1998-05-13
CIK 742279

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1997: Common Stock, $3.00 par value, 2,782,030 shares.

                        COMMUNITY BANKSHARES INCORPORATED
                                    FORM 10-Q

                                 March 31, 1998


                                      INDEX

                                                                          Page
                                                                          ----

Part I.  Financial Information

          Consolidated Balance Sheets as of March 31, 1998
             and December 31, 1997                                         3

          Consolidated Statements of Income for the three months and
             fiscal year to date ended March 31, 1998 and 1997             4

          Consolidated Statements of Cash Flows for the three
             months ended March 31, 1998 and 1997                          5

           Management's Discussion and Analysis of the Financial
             Condition and Results of Operations                           6


Part II.  Other Information                                               11

Part I.  Financial Information

                                             COMMUNITY BANKSHARES INCORPORATED
                                          Consolidated Balance Sheets (Unaudited)
                                                      (In Thousands)
                                                                        March 31,                    December 31,
ASSETS                                                                    1998                           1997
                                                                        --------                       --------
Cash and cash equivalents:
       Cash and due from banks                                          $ 12,866                       $ 12,398
       Federal funds sold                                               $ 22,241                       $ 14,606
                                                                        --------                       --------
                   Total cash and cash equivalents                      $ 35,107                       $ 27,004
                                                                        --------                       --------
Securities available for sale, at fair value                            $ 46,169                       $ 44,035
Investment securities                                                   $ 12,609                       $ 13,625
                                                                        --------                       --------
                   Total securities                                     $ 58,778                       $ 57,660
                                                                        --------                       --------

Loans, net of unearned income                                           $184,869                       $177,982
      Less allowance for loan losses                                     $ 2,010                       $  1,991
                                                                        --------                       --------
                   Net loans                                            $182,859                       $175,991

Bank premises and equipment, net                                         $ 4,818                       $  4,824
Other real estate owned                                                  $ 1,025                       $  1,213
Other assets                                                             $ 3,706                       $  3,545
                                                                        --------                       --------
                   Total assets                                         $286,293                       $270,237
                                                                        ========                       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits:
     Noninterest-bearing deposits                                       $ 46,404                       $ 40,914
     Interest-bearing  deposits                                         $204,668                       $195,176
                                                                        --------                       --------
                   Total deposits                                       $251,072                       $236,090

Federal Funds Purchased                                                 $     -                        $     -
Securities sold under agreements to repurchase                          $  1,347                       $  1,439
Other liabilities                                                       $  2,167                       $  1,576
Guaranteed debt of Employee Stock
        Ownership Trust                                                 $     41                       $     91
                                                                        --------                       --------
                   Total liabilities                                    $254,627                       $239,196
                                                                        --------                       --------

Stockholder's equity
     Capital stock                                                      $  8,347                       $  8,338
     Surplus                                                            $  5,437                       $  5,425
     Retained earnings                                                  $ 17,938                       $ 17,268
     Unrealized gains (losses) on securities
          available for sale, net of taxes                              $   (15)                       $    101
                   Unearned ESOP shares                                 $   (41)                       $    (91)
                                                                        --------                       --------
                   Total stockholder's equity                           $ 31,666                       $ 31,041
                                                                        --------                       --------
                   Total liabilities and
                           stockholder's equity                         $286,293                       $270,237
                                                                        ========                       ========





                                               COMMUNITY BANKSHARES INCORPORATED
                                         Consolidated Statements of Income (Unaudited)
                                                                                                       Fiscal year to date
                                                                         Quarter ended                 Three months ended
                                                                            March 31,                        March 31,
                                                                     -----------------------           ----------------------
                                                                       1998           1997               1998          1997
                                                                     -------        -------            -------       -------
Interest  income:
       Interest and fees on loans                                    $ 4,459        $ 4,081            $ 4,459       $ 4,081
       Interest on securities:
              U.S. Treasury securities and U.S.government
                      agency and corporation obligations             $   756        $   784            $   756       $   784
              Obligations of states and political subdivisions       $   124        $    95            $   124       $    95
              Other securities                                       $     7        $    51            $     7       $    51
       Interest on Federal funds sold                                $   230        $    77            $   230       $    77
                                                                     -------        -------            -------       -------
                              Total interest income                  $ 5,576        $ 5,088            $ 5,576       $ 5,088

Interest expense:
       Interest on deposits                                          $ 2,254        $ 2,090            $ 2,254       $ 2,090
       Interest on Federal funds purchased                           $    -         $     1            $    -        $     1
       Interest on Securities sold under
             agreements to repurchase                                $    14        $     8            $    14       $     8
                                                                     -------        -------            -------       -------
                              Total interest expense                 $ 2,268        $ 2,099            $ 2,268       $ 2,099
                                                                     -------        -------            -------       -------
                               Net interest income                   $ 3,308        $ 2,989            $ 3,308       $ 2,989
                                                                     -------        -------            -------       -------

Provision for loan losses                                            $    52        $    15            $    52       $    15
                               Net interest income after provision
                                    for loan losses                  $ 3,256        $ 2,974            $ 3,256       $ 2,974
                                                                     -------        -------            -------       -------
Other income:
       Service charges, commissions and fees                         $   366        $   326            $   366       $   326
       Security gains (losses)                                       $    96        $    -             $    96       $    -
       Gain on sale of bank premises and equipment                   $    -         $    -             $    -        $    -
       Gain on sale of other real estate                             $    -         $    -             $    -        $    -
       Other operating income                                        $    53        $    89            $    53       $    89
                                                                     -------        -------            -------       -------
                              Total other income                     $   515        $   415            $   515       $   415
Other expenses:
       Salaries and benefits                                         $ 1,263        $ 1,143            $ 1,263       $ 1,143
       Expense on premises and fixed assets, net                     $   277        $   293            $   277       $   293
       Other operating expenses                                      $   579        $   590            $   579       $   590
                                                                     -------        -------            -------       -------
                              Total other expenses                   $ 2,119        $ 2,026            $ 2,119       $ 2,026

Income before income taxes                                           $ 1,652        $ 1,363            $ 1,652       $ 1,363
Income tax expense                                                   $   515        $   481            $   515       $   481
                                                                     -------        -------            -------       -------
                              Net income                             $ 1,137        $   882            $ 1,137       $   882
                                                                     -------        -------            -------       -------
Earnings per common and common equivalent
        shares (based on 2,782,030; 2,777,856
         2,782,030; 2,777,856 respectively)                            $0.41          $0.32              $0.41         $0.32
Earnings per common share, assuming full
         dilution( based on 2,893,056; 2,845,161                       $0.39          $0.31              $0.39         $0.31
         2,893,0562; 2,845,161 respectively)


                                          COMMUNITY BANKSHARES INCORPORATED
                                  Consolidated Statements of Cash Flows (Unaudited)
                                      Nine Months Ended March 31, 1998 and 1997

                                                                                  1998                           1997
                                                                                -------                        -------
Cash Flows from Operating Activities
     Net income                                                                 $ 1,137                        $   882
     Adjustments to reconcile net income to net cash and
            cash equivalents provided by operating activities:
                  Depreciation of bank premises and equipment                   $   119                        $   124
                  Provision for loan losses                                     $    53                        $    15
                  Amortization and accretion of investment securities           $   (18)                       $    -
                  (Gain) loss on sale of bank premises and equipment            $    (7)                       $    -
                  (Gain) loss on sale of other securities                       $   (11)                       $    -
                  (Gain) loss on sale of other real estate                      $    -                         $    30
                  Changes in operating assets and liabilities:
                            (Increase) Decrease in accrued interest receivable  $    22                        $   (63)
                            (Increase) Decrease in prepaid expenses             $   (92)                       $   (40)
                            (Increase) Decrease in accrued interest payable     $   107                        $     4
                            (Increase) Decrease in unrealized securities losses $   (87)                       $    15
                            (Increase) Decrease in deferred income taxes        $   (93)                       $  (196)
            Net change in other operating assets and liabilities                $   316                        $   130
                                                                                -------                        -------
                               Net cash and cash equivalents provided
                                    by operating activities                     $ 1,446                        $   901

Cash Flows from Investing Activities
     Proceeds from sale of investment securities                                $ 6,827                        $ 1,720
     Proceeds from maturities of investment securities                          $ 3,955                        $ 2,033
     Purchase of investment securities                                         $(11,912)                       $(3,340)
     Purchase of other real estate                                              $  (165)                       $  (505)
     Net increase in loans                                                      $(6,804)                       $(4,100)
     Proceeds from sale of bank premises and equipment                          $    20                        $    -
     Proceeds from sale of other real estate                                    $   431                        $   441
     Capital expenditures                                                       $  (216)                       $  (431)
                                                                                -------                        -------
                               Net cash and cash equivalents used in
                                    investing activities                        $(7,864)                       $(4,182)

Cash Flows from Financing Activities
     Net increase (decease) in deposits                                         $14,523                        $ 1,825
     Net increase (decrease) in federal funds purchased                         $    -                         $    -
     Issuance of common stock                                                   $    21                        $    -
     Dividends paid                                                             $  (469)                       $    -
                                                                                -------                        -------
                               Net cash and cash equivalents provided
                                    by financing activities                     $14,075                        $ 1,825
                                                                               ========                        =======

Increase (decrease) in cash and cash equivalents                                $ 7,657                        $(1,456)
                                                                                -------                        -------

Cash and cash equivalents at beginning of period                                $27,205                        $23,870
                                                                                -------                        -------
Cash and cash equivalents at end of period                                      $35,107                        $22,414
                                                                                -------                        -------
Supplemental Disclosure of Cash Flow Information
     Cash payments for:
            Interest                                                            $ 2,262                        $ 2,096
                                                                                -------                        -------
            Income taxes                                                        $   517                        $    70

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

Overview. Net income for the first three months of 1998 of $1.137 million was an increase of 28.91% over the first three months of 1997. Earnings per share (on a fully diluted basis) for the three months ended March 31, 1998 was $0.41 compared to $0.32 for the same period last year.

     The Company's return on average equity increased for the first three months of 1998 over 1997. The return on average equity was 15.56% for the three months ended March 31, 1998, compared to 13.15% in 1997. The return on average assets amounted to 1.68% and 1.41% for the three months ended March 31, 1998 and 1997.

Net Interest Income. Net interest income represents the principal source of earnings for the Company. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

     Net interest income increased 10.67% to $3.308 million for the first three months of 1998. This increase was attributable to the growth in the Company's loan portfolio. Total loans outstanding increased 3.87%, or $6.887 million for the first three months of 1998. The Company has had a consistent increase in loan demand. It is management's belief that the increase in the lending volume is a result of competitive pricing and, responsiveness to loan demands. The ability to make timely loan decisions is an operating characteristic that often allows the Company the opportunity to meet the needs of borrowers before their competitors. The Company is competitive with rates and origination fees charged on loans. However, since 69.00% of the entire loan portfolio may be repriced in one year or less, the Company has the ability to respond quickly to market changes in rate structures.

     Interest expense for the three months ended March 31, 1998, increased 8.05% to $2.268 million as compared to $2.099 million for the same period one year earlier. This increase was due to an increase in the volume of interest-bearing liabilities.

Provision for Possible Loan Losses. The provision for possible loan losses was increased, $19,000 for the first three months of 1998. This provision is an estimate of an amount deemed adequate to provide for potential losses in the portfolio. The level of losses is affected by general economic trends as well as conditions affecting individual borrowers. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and comparison to peer groups.

     The allowance for loan losses totaled $2.010 million at March 31, 1998 or 1.09% of total loans, as compared to $1.991 or 1.19% at December 31, 1997.
Non-performing assets totaled $2.283 million at March 31, 1998 compared to $2.913 million at December 31, 1997. The multiple of the allowance for loan losses to non-performing assets was 0.88x at March 31, 1998 and 0.68x at December 31, 1997. Management constantly evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

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

Non-Interest Income. For the three months ended March 31, 1998, non-interest income increased $100,000 or 24.10% to $0.515 million as compared to $0.415 million one year earlier. The increase was primarily due to an increase in securities gains income.

Non-Interest Expense. Non-interest expense of $2.119 million for the three months ended March 31, 1998, was an increase of $93,000 or 4.59% over the $2.026 million for the same period last year. Salaries and employee benefits, the largest component on non-interest expense increased 10.50% to $1.263 million for the first three months of 1998

Financial Condition

     Total assets as of March 31, 1998 were $286.293 million, an increase of 5.94% from $270.237 million at December 31, 1997. Net loans outstanding for the three months ended March 31, 1998 stood at $182.859 million, a net increase of $6.868 million or 3.90% over the $175.991 million recorded at December 31, 1997.

     Deposits for the three months ended March 31, 1998 stood at $251.072 million an increase of $14.982 million or 6.35% over the $236.090 at December 31, 1997.

     Total securities for the three months ended March 31, 1998 were $58.778 million an increase of $1.118 million or 1.94% from the $57.660 million at December 31, 1997. The securities portfolio is maintained to manage excess funds in order to provide diversification and liquidity in the overall asset management policy. The maturity of securities purchased are based on the needs of the Company and current yields and other market conditions.

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

     At March 31, 1998, the Company's ratio of total capital to risk-weighted assets was 16.80% and its ratio of Tier 1 capital to risk-weighted assets was 15.80%. Both ratios exceeded the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at March 31, 1998 (dollars in thousands):

                    Tier 1 Capital                                  $  31,722

                    Tier 2 Capital                                  $   2,010

                    Total risk-based capital                        $  33,732

                    Total risk-weighted assets                      $ 200,764

                    Capital Ratios:

                    Tier 1 risk-based capital ratio                     15.80%

                    Total risk-based capital ratio                      16.81%

                    Tier 1 Capital to average total assets              11.59%


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

    For the three months ended March 31, 1998 the Company provided cash or liquidity from operations in the amount of $1.446 million. The Company's net investing activities used $7.864 million in the same period. Financing activities provided an additional $14.075 million, consisting mainly of an increase in deposits of $14.523. For the first three months of 1998 this produced a net increase in liquidity of approximately $7.657 million. Cash and cash equivalents on hand at March 31, 1998 totaled $35.107 million. Management believes that the Company has enough asset liquidity to meet the needs of maturing deposits.

Part II. Other Information

Item:    1        Legal proceedings:  None

         2        Changes in securities:  None

         3        Defaults upon senior securities:  None

         4        Results of votes of security holders:  None

         5        Other information:  None

         6        Exhibits and Reports on Form 8-K:  None












                                     - 11 -
SIGNATURES

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



Date:  May 13, 1998