Form 10-Q
period 1998-09-30
COMMUNITY BANKSHARES INC /VA/
filed 1998-11-12
CIK 742279

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 1998

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1998: Common Stock, $3.00 par value, 2,772,187 shares.

                     COMMUNITY BANKSHARES INCORPORATED
                                 FORM 10-Q

                             September 30, 1998


                                   INDEX
                                                                    Page
                                                                    ----
Part I.  Financial Information

    Consolidated Balance Sheets as of September 30, 1998
           and December 31, 1997                                     3

    Consolidated Statements of Income for the nine months and
           fiscal year to date ended September 30, 1998 and 1997     4

    Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1998 and 1997                 5

     Management's Discussion and Analysis of the Financial
             Condition and Results of Operations                     6


Part II.  Other Information                                         11

Part I.  Financial Information

                     COMMUNITY BANKSHARES INCORPORATED
                  Consolidated Balance Sheets (Unaudited)
                               (In Thousands)


                                                                    September 30, December 31,
ASSETS                                                                   1998         1997
------                                                                 ---------    ---------
Cash and cash equivalents:
       Cash and due from banks                                        $  13,054   $  12,398
       Federal funds sold                                             $  24,417   $  14,606
                                                                      ---------   ---------
                   Total cash and cash equivalents                    $  37,471   $  27,004
                                                                       ---------   ---------

Securities available for sale, at fair value                          $  50,449   $  44,035
Investment securities                                                 $  11,850   $  13,625
                                                                      ---------   ---------
                   Total securities                                   $  62,299   $  57,660
                                                                      ---------   ---------

Loans, net of unearned income                                         $ 195,689   $ 177,982
      Less allowance for loan losses                                  $   2,257   $   1,991
                                                                      ---------   ---------
                   Net loans                                          $ 193,432   $ 175,991

Bank premises and equipment, net                                      $   4,769   $   4,824
Other real estate owned                                               $     868   $   1,213
Other assets                                                          $   4,010   $   3,545
                                                                      ---------   ---------

                   Total assets                                       $ 302,849   $ 270,237
                                                                      =========   =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits:
     Noninterest-bearing deposits                                     $  46,539   $  40,914
     Interest-bearing  deposits                                       $ 218,591   $ 195,176
                                                                      ---------   ---------
                   Total deposits                                     $ 265,130   $ 236,090

Federal Funds Purchased                                               $      --   $      --
Securities sold under agreements to repurchase                        $   2,572   $   1,439
Other liabilities                                                     $   1,779   $   1,576
Guaranteed debt of Employee Stock
        Ownership Trust                                               $      --   $      91
                                                                      ---------   ---------
                   Total liabilities                                  $ 269,481   $ 239,196
                                                                      ---------   ---------

Stockholder's equity
     Capital stock                                                    $   8,262   $   8,338
     Surplus                                                          $   5,020   $   5,425
     Retained earnings                                                $  19,701   $  17,268
     Unrealized gains (losses) on securities
          available for sale, net of taxes                            $     385   $     101
                   Unearned ESOP shares                               $      --   $     (91)
                                                                      ---------   ---------

                   Total stockholder's equity                         $  33,368   $  31,041
                                                                      ---------   ---------

                   Total liabilities and
                           stockholder's equity                       $ 302,849   $ 270,237
                                                                      =========   =========

                        COMMUNITY BANKSHARES INCORPORATED
                  Consolidated Statements of Income (Unaudited)


                                                                                                     Fiscal year to date
                                                                                 Quarter ended        Nine months ended
                                                                                 September 30,          September 30,
                                                                               -------------------   -------------------
                                                                                 1998       1997       1998       1997
                                                                               --------   --------   --------   --------
Interest  income:
       Interest and fees on loans                                              $  4,895   $  4,379   $ 14,026   $ 12,712
       Interest on securities:
              U.S. Treasury securities and U.S.government
                      agency and corporation obligations                       $    781   $    823   $  2,332   $  2,351
              Obligations of states and political subdivisions                 $    150   $     82   $    416   $    298
              Other securities                                                 $     51   $     11   $     99   $     85
       Interest on Federal funds sold                                          $    246   $    104   $    690   $    301
                                                                               --------   --------   --------   --------
                              Total interest income                            $  6,123   $  5,399   $ 17,563   $ 15,747

Interest expense:
       Interest on deposits                                                    $  2,446   $  2,174   $  7,046   $  6,391
       Interest on Federal funds purchased                                     $     --   $     --   $     --   $     --
       Interest on Securities sold under
          agreements to repurchase                                             $     22   $     14   $     52   $     36
                                                                               --------   --------   --------   --------

                              Total interest expense                           $  2,468   $  2,188   $  7,098   $  6,427
                                                                               --------   --------   --------   --------
                               Net interest income                             $  3,655   $  3,211   $ 10,465   $  9,320
                                                                               --------   --------   --------   --------

Provision for loan losses                                                      $    198   $      5   $    308   $     30
                       Net interest income after provision
                                    for loan losses                            $  3,457   $  3,206   $ 10,157   $  9,290
                                                                               --------   --------   --------   --------
Other income:
       Service charges, commissions and fees                                   $    520   $    293   $  1,343   $    963
       Security gains (losses)                                                 $     45   $     --   $    152   $     (7)
       Gain on sale of bank premises and equipment                             $     --   $     --   $     --   $     --
       Gain on sale of other real estate                                       $     --   $     --   $     --   $     --
       Other operating income                                                  $    250   $    150   $    346   $    324
                                                                               --------   --------   --------   --------

                              Total other income                               $    815   $    443   $  1,841   $  1,280
Other expenses:
       Salaries and benefits                                                   $  1,397   $  1,126   $  3,943   $  3,388
       Expense on premises and fixed assets, net                               $    297   $    294   $    849   $    877
       Other operating expenses                                                $    573   $    487   $  1,754   $  1,823
                                                                               --------   --------   --------   --------

                              Total other expenses                             $  2,267   $  1,907   $  6,546   $  6,088

Income before income taxes                                                     $  2,005   $  1,742   $  5,452   $  4,482
Income tax expense                                                             $    630   $    575   $  1,737   $  1,551
                                                                               --------   --------   --------   --------

                              Net income                                       $  1,375   $  1,167   $  3,715   $  2,931
                                                                               --------   --------   --------   --------
Earnings per common and common equivalent
        shares (based on 2,772,187; 2,777,855
         2,772,187; 2,777,855 respectively)                                    $   0.50   $   0.41   $   1.34   $   1.02
                                                                               --------   --------   --------   --------
Earnings per common share, assuming full
         dilution( based on 2,875,729; 2,881,397                               $   0.48   $   0.40   $   1.29   $   1.00
           2,875,729; 2,881,397 respectively)                                  --------   --------   --------   --------

                  Nine Months Ended Septemer 30, 1998 and 1997

                                                                                    1998        1997
                                                                                  --------    --------
Cash Flows from Operating Activities
     Net income                                                                   $  3,715    $  2,931
     Adjustments to reconcile net income to net cash and
            cash equivalents provided by operating activities:
                  Depreciation of bank premises and equipment                     $    357    $    381
                  Provision for loan losses                                       $    308    $     30
                  Amortization and accretion of investment securities             $    (47)   $    (28)
                  (Gain) loss on sale of bank premises and equipment              $     (5)   $     --
                  (Gain) loss on sale of other securities                         $   (152)   $      7
                  (Gain) loss on sale of other real estate                        $     --    $     32
                  Changes in operating assets and liabilities:
                            (Increase) Decrease in accrued interest receivable    $   (311)   $   (111)
                            (Increase) Decrease in prepaid expenses               $    384    $   (155)
                            (Increase) Decrease in accrued interest payable       $    (44)   $    (11)
                            (Increase) Decrease in unrealized securities losses   $   (284)   $    250
                            (Increase) Decrease in deferred income taxes          $    150    $    119
            Net change in other operating assets and liabilities                  $    913    $    146
                                                                                  --------    --------
                               Net cash and cash equivalents provided
                                    by operating activities                       $  4,984    $  3,591

Cash Flows from Investing Activities
     Proceeds from sale of investment securities                                  $ 15,990    $  7,456
     Proceeds from maturities of investment securities                            $ 12,830    $  8,724
     Purchase of investment securities                                            $(33,412)   $(15,849)
     Purchase of other real estate                                                $   (457)   $   (639)
     Net increase in loans                                                        $(17,707)   $(11,705)
     Proceeds from sale of bank premises and equipment                            $     20    $     --
     Proceeds from sale of other real estate                                      $    802    $    874
     Capital expenditures                                                         $   (362)   $   (748)
                                                                                  --------    --------
                               Net cash and cash equivalents used in
                                    investing activities                          $(22,296)   $(11,887)

Cash Flows from Financing Activities
     Net increase (decease) in deposits                                           $ 29,040    $  8,507
     Net increase (decrease) in federal funds purchased                           $  1,133    $     --
     Redemption of common stock                                                   $   (502)   $     --
     Issuance of common stock                                                     $     21    $    209
     Dividends paid                                                               $ (1,238)   $   (399)
                                                                                  --------    --------
                               Net cash and cash equivalents provided
                                    by financing activities                       $ 28,454    $  8,317
                                                                                  ========    ========

Increase (decrease) in cash and cash equivalents                                  $ 11,142    $     21
                                                                                  --------    --------

Cash and cash equivalents at beginning of period                                  $ 26,329    $ 23,001
                                                                                  --------    --------

Cash and cash equivalents at end of period                                        $ 37,471    $ 23,002
                                                                                  --------    --------
Supplemental Disclosure of Cash Flow Information
     Cash payments for:
            Interest                                                              $  7,921    $  6,398
                                                                                  --------    --------

            Income taxes                                                          $  1,738    $  1,350
                                                                                  --------    --------

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

Overview. Net income for the first nine months of 1998 of $3.715 million was an increase of 26.75% over the first nine months of 1997. Earnings per share (on a fully diluted basis) for the nine months ended September 30, 1998 was $1.34 compared to $1.29 for the same period last year.

     The Company's return on average equity increased for the first nine months of 1998 over 1997. The return on average equity was 15.48% for the nine months ended September 30, 1998, compared to 13.52% in 1997. The return on average assets amounted to 1.73% and 1.52% for the nine months ended September 30, 1998 and 1997.

Net Interest Income. Net interest income represents the principal source of earnings for the Company. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

     Net interest income increased 12.29% to $10.465 million for the first nine months of 1998. This increase was attributable to the growth in the Company's loan portfolio. Total loans outstanding increased 9.91%, or $17.707 million for the first nine months of 1998. The Company has had a consistent increase in loan demand. It is management's belief that the increase in the lending volume is a result of competitive pricing and, responsiveness to loan demands. The ability to make timely loan decisions is an operating characteristic that often allows the Company the opportunity to meet the needs of borrowers before their competitors. The Company is competitive with rates and origination fees charged on loans. However, since 69.00% of the entire loan portfolio may be repriced in one year or less, the Company has the ability to respond quickly to market changes in rate structures.

     Interest expense for the nine months ended September 30, 1998, increased 10.44% to $7.098 million as compared to $6.427 million for the same period one year earlier. This increase was due to an increase in the volume of interest-bearing liabilities.

Provision for Possible Loan Losses. The provision for possible loan losses was increased, $266,000 for the first nine months of 1998. This provision is an estimate of an amount deemed adequate to provide for potential losses in the portfolio. The level of losses is affected by general economic trends as well as conditions affecting individual borrowers. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and comparison to peer groups.

     The allowance for loan losses totaled $2.257 million at September 30, 1998 or 1.15% of total loans, as compared to $1.991 or 1.19% at December 31, 1997. Non-performing assets totaled $3.256 million at September 30, 1998 compared to $2.913 million at December 31, 1997. The multiple of the allowance for loan losses to non-performing assets was 0.69x at September 30, 1998 and 0.68x at December 31, 1997. Management constantly evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

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

Non-Interest Income. For the nine months ended September 30, 1998, non-interest income increased $561,000 or 43.83% to $1.841 million as compared to $1.280 million one year earlier. The increase was primarily due to an increase in securities gains income and increased service charge income.

Non-Interest Expense. Non-interest expense of $6.546 million for the nine months ended September 30, 1998, was an increase of $458,000 or 7.52% over the $6.088 million for the same period last year. Salaries and employee benefits, the largest component on non-interest expense increased 16.38% to $3.943 million for the first nine months of 1998

Financial Condition

     Total assets as of September 30, 1998 were $302.849 million, an increase of 12.07% from $270.237 million at December 31, 1997. Net loans outstanding for the nine months ended September 30, 1998 stood at $193.432 million, a net increase of $17.441 million or 9.91% over the $175.991 million recorded at December 31, 1997.

     Deposits for the nine months ended September 30, 1998 stood at $265.130 million an increase of $29.040 million or 12.30% over the $236.090 at December 31, 1997.

     Total securities for the nine months ended September 30, 1998 were $62.299 million an increase of $4.639 million or 8.05% from the $57.660 million at December 31, 1997. The securities portfolio is maintained to manage excess funds in order to provide diversification and liquidity in the overall asset management policy. The maturity of securities purchased are based on the needs of the Company and current yields and other market conditions. Securities are classified as held-to-maturity when management has the positive intent and the Company has the ability at the time of purchase to hold them until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount. Securities to be held for indefinite periods of time and not intended to be held-to-maturity or on a long-term basis are classified as available-for-sale and accounted for at fair market value on an aggregate basis. Unrealized gains or losses are reported as increases or decreases in stockholder's equity, net of the related tax effect.

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

     At September 30, 1998, the Company's ratio of total capital to risk-weighted assets was 16.87% and its ratio of Tier 1 capital to risk-weighted assets was 15.79%. Both ratios exceeded the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at September 30, 1998 (dollars in thousands):

            Tier 1 Capital                                    $  32,983

            Tier 2 Capital                                    $   2,257

            Total risk-based capital                          $  35,240

            Total risk-weighted assets                        $ 208,806

            Capital Ratios:

            Tier 1 risk-based capital ratio               15.79%

            Total risk-based capital ratio                16.87%

            Tier 1 Capital to average total assets        11.61%


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

    For the nine months ended September 30, 1998 the Company provided cash or liquidity from operations in the amount of $4.984 million. The Company's net investing activities used $22.296 million in the same period. Financing activities provided an additional $28.454 million, consisting mainly of an increase in deposits of $29.040. For the first nine months of 1998 this produced a net increase in liquidity of approximately $11.142 million. Cash and cash equivalents on hand at September 30, 1998 totaled $37.471 million. Management believes that the Company has enough asset liquidity to meet the needs of maturing deposits.

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



Date:  November 10, 1998