Form 10-K405
period 1998-12-31
COMMUNITY BANKSHARES INC /VA/
filed 1999-03-31
CIK 742279

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K
                             ANNUAL REPORT PURUSANT
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NUMBER 0-13100


                        COMMUNITY BANKSHARES INCORPORATED
             (Exact name of registrant as specified in its charter)

       Virginia                                          54-1290793
       --------                                          ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

200 North Sycamore Street, P. O. Box 2166, Petersburg, Virginia  23803
----------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number including area code:  (804) 861-2320

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

$64,905,261 at March 24, 1999.

APPLICABLE TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock:

2,761,926 shares of Common Stock, $3.00 par value, as of December 31, 1998.

DOCUMENTS INCORPORATED BY REFERENCE. The following documents are incorporated by reference in this Form 10-K in the Parts indicated:

1.  Proxy Statement for 1999 Annual Meeting of Stockholders of the Company.

Total number of pages, including cover page - 61

                        COMMUNITY BANKSHARES INCORPORATED

Item 1.  Business

GENERAL

        COMMUNITY BANKSHARES INCORPORATED (CBI), THE COMMUNITY BANK, COMMERCE BANK OF VIRGINIA AND COUNTY BANK OF CHESTERFIELD. Community Bankshares Incorporated is a registered bank holding company headquartered in Petersburg, Virginia, with assets of $329,912,000 at December 31, 1998. CBI's sole business is to serve as a multi-bank holding company for its wholly-owned subsidiaries. The Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield. CBI was incorporated as a Virginia corporation on January 24, 1984, and on January 1, 1985, it acquired all of the issued and outstanding shares of The Community Bank's capital stock. CBI acquired all of the outstanding stock of Commerce Bank of Virginia through a share exchange agreement effective July 1, 1996. CBI acquired all of the outstanding stock of County Bank of Chesterfield through a share exchange agreement effective July 1, 1997.

        The Community Bank was incorporated in 1973 under the laws of the Commonwealth of Virginia. Since The Community Bank opened for business on June 10, 1974, its main banking and administrative office has been located at 200 North Sycamore Street, Petersburg, Virginia.

        The Community Bank operates branch offices in Colonial Heights, Virginia and in the village of Chester in Chesterfield County, Virginia. Its primary service area consisting of the Cities of Petersburg and Colonial Heights and Chesterfield County. The bank is insured by the FDIC and is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. It engages in general commercial banking business and offers a range of banking services that can be expected of a banking organization of its size. Total assets of the bank were $104.016 million at December 31, 1998.

        Commerce Bank of Virginia was incorporated in 1984 under the laws of the Commonwealth of Virginia. Since Commerce Bank of Virginia opened for business on August 28, 1984, its main banking and administrative office has been located at 11500 West Broad Street, Richmond, Virginia (Henrico County).

        Commerce Bank of Virginia operates branch offices in the City of Richmond and Hanover and Goochland Counties. The bank is insured by the FDIC and is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. It engages in general commercial banking business and offers a range of banking services that can be expected of a banking organization of its size. Total assets of the bank were $108.495 million at December 31, 1998.

        County Bank of Chesterfield was incorporated in 1985 under the laws of the Commonwealth of Virginia. Since County Bank of Chesterfield opened for business in September 1986, its main banking and administrative office has been located at 10400 Hull Street Road, Richmond, Virginia (Chesterfield County).

        County Bank of Chesterfield operates branch offices in Chesterfield County. The bank is insured by the FDIC and is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. It engages in general commercial banking business and offers a range of banking services that can be expected of a banking organization of its size. Total assets of the bank were $117.318 million at December 31, 1998.

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

EMPLOYEES

        As of December 31, 1998, CBI had 137 full time equivalent employees. Management considers its relations with employees to be excellent. No employees are represented by a union or any similar group and CBI has never experienced any strike or labor disputes.

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

        The regulatory discussion is divided into two major subject areas. First, the discussion addresses the general regulatory considerations governing bank holding companies. This focuses on the primary regulatory considerations applicable to CBI as a bank holding company. Second, the discussion addresses the general regulatory provisions governing depository institutions. This focuses on the regulatory considerations of The Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield.

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

CERTAIN REGULATORY CONSIDERATIONS

        REGULATORY CAPITAL REQUIREMENTS. All financial institutions are required to maintain minimum levels of regulatory capital. The federal bank regulatory agencies have established substantially similar risk based and leverage capital standards for financial institutions they regulate. These regulatory agencies also may impose capital requirements in excess of these standards on a case by case basis for various reasons, including financial condition or actual or anticipated growth. Under the risk based capital requirements of these regulatory agencies, The Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield are required to maintain a minimum ratio of total capital to risk weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk weighted asset ratios of The Community Bank as of December 31, 1998 were 19.09% and 20.27%, exceeding the minimum required. The Tier 1 and total capital to risk weighted asset ratios of Commerce Bank of Virginia as of December 31, 1998 were 12.01% and 12.81%, exceeding the minimum required. . The Tier 1 and total capital to risk weighted asset ratios of County Bank of Chesterfield as of December 31, 1998 were 10.63% and 11.66%, exceeding the minimum required. Based upon the applicable Federal Reserve regulations, at December 31, 1997, all three banks would be considered "well capitalized".

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

        The following table summarizes the minimum regulatory and current capital ratios for CBI on a consolidated basis, at December 31, 1998.

                                 CAPITAL RATIOS

                                                          Regulatory    CBI
                                                          Minimum      Current
                                                          ----------   -------
Risk-based capital
     Tier 1 (2)                                            4.00%       14.17%
     Total (2)                                             8.00%       15.15%
Leverage (1) (2)                                           4.00%       11.52%
Total shareholder's equity to total assets                  N/A        10.34%


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

        Most of the revenues of CBI and CBI's ability to pay dividends to its shareholders will depend on the dividends paid to it by it's subsidiary banks, The Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield. Based on the subsidiary banks' current financial condition, CBI expects that the above-described provisions will have no impact on its ability to obtain dividends from the subsidiary banks or on CBI's ability to pay dividends to its shareholders. At December 31, 1998, the subsidiary banks had $10.569 million of retained earnings legally available for the payment of dividends to CBI.

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

        As of December 31, 1998 CBI had 1644 shareholders of record of its Common Stock.

        The following table sets forth, for the quarters indicated, the high and low sale prices for CBI Common Stock. The company's common stock trades on The Nasdaq Stock Market under the symbol CBIV. The stock began trading on Nasdaq on July 1, 1997. Prior to that date the stock was traded on the OTC Bulletin Board.

                         CBI MARKET PRICE AND DIVIDENDS


                                     Sales Price (1)        Dividends (1)
                                     ---------------        -------------
                               High                 Low
                               ----                 ---
1996
     1st quarter              15.500               12.250        12
     2nd quarter              17.000               14.000
     3rd quarter              18.500               15.500
     4th quarter              19.500               17.000

1997
     1st quarter              19.500               17.250
     2nd quarter              19.000               16.250       .20
     3rd quarter              22.250               17.750
     4th quarter              28.000               21.750       .15

1998
     1st quarter              30.000               25.000       .12
     2nd quarter              31.000               27.250       .12
     3rd quarter              28.750               24.500       .13
     4th quarter              28.000               23.000       .15


-----------
(1) All prices and dividends are adjusted for a 100% stock dividend paid on August 31, 1995.

        The Community Bank acts as the Transfer/Dividend Disbursing Agent for Community Bankshares Incorporated.

DIVIDENDS

        The Company declared total dividends of $1,444,000, $859,000 and $279,000 on its Common Stock during 1998, 1997 and 1996, respectively.

LIMITS ON DIVIDENDS AND OTHER PAYMENTS

        As noted in Item 1., Business, The Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield are limited in the amount of dividends it may pay to CBI in any given year. At December 31, 1998, the subsidiary banks had $10.569 million of retained earnings legally available for the payment of dividends to CBI.

Item 6. Selected Financial Data.

        The following table presents a Comparative Summary of Earnings of the Company for the five years ended December 31, 1998. These statements should be read in conjunction with the Consolidated Financial Statements and Related Notes appearing in Item 8 of this filing.

                        COMMUNITY BANKSHARES INCORPORATED
                    SELECTED HISTORICAL FINANCIAL INFORMATION

                                                         Years Ended December 31,
                                      ---------------------------------------------------------
                                         1998        1997        1996        1995        1994
                                      ---------------------------------------------------------
                                          (In thousands, except ratios and per share data)
INCOME STATEMENT DATA:
Net interest income . . . . . . .    $   14,165  $   12,618  $   11,712  $   10,273  $    9,044
Provision for loan losses . . . .           453          52         532         492         511
                                      ---------------------------------------------------------
Net interest income after
  provision for loan losses . . .    $   13,712  $   12,566  $   11,180  $    9,781  $    8,533
Noninterest income  . . . . . . .         2,273       1,666       1,683       1,603       1,665
Noninterest expense . . . . . . .         8,840       7,992       7,264       6,990       6,844
                                      ---------------------------------------------------------
Income before income taxes . . .     $    7,145  $    6,240  $    5,599  $    4,394  $    3,354
Income taxes . . . . . . . . . .          2,153       1,968       1,712       1,414       1,041
                                      ---------------------------------------------------------
Net income . . . . . . . . . . .     $    4,992  $    4,272  $    3,887  $    2,980  $    2,313
                                      =========================================================

PER SHARE DATA (1):

Basic earnings per share . . . .     $     1.80  $     1.54  $     1.42  $     1.23  $     0.99
Diluted earnings per share . . .     $     1.76  $     1.48  $     1.36  $     1.18  $     0.96
Cash dividends . . . . . . . . .     $     0.52  $     0.31  $     0.10  $     0.08  $     0.07
Book value at period end . . . .     $    12.35  $    11.17  $     9.84  $     8.75  $     7.44

BALANCE SHEET DATA:
Total assets . . . . . . . . . .        329,912     270,237     251,011     234,645     202,426
Loans, net . . . . . . . . . . .        200,558     175,991     162,861     149,415     137,462
Securities . . . . . . . . . . .         71,885      57,660      55,615      56,711      42,070
Deposits . . . . . . . . . . . .        294,002     237,529     221,909     208,641     183,054
Stockholder's equity (1) . . . .         34,120      31,041      27,339      23,895      17,374
Shares outstanding (1) . . . . .      2,761,926   2,779,426   2,777,856   2,730,751   2,336,004

PERFORMANCE RATIOS:
Return on average assets . . . .           1.69%       1.66%       1.63%       1.35%       1.17%
Return on average equity . . . .          15.32%      14.62%      14.94%      14.92%      14.07%
Net interest margin (2) . . . . .          5.13%       5.27%       5.25%       5.01%       5.03%
Average loans to deposits . . . .         73.87%      76.68%      75.69%      73.95%      75.06%

ASSET QUALITY RATIOS:
Allowance for loan losses to
   period end loans . . . . . . .          1.16%       1.12%       1.21%       1.22%       1.21%
Allowance for loan losses to
   nonaccrual loans . . . . . . .          3.12X       2.70X       2.00X       3.80X      19.31X
Nonperforming assets to period end
   loans and other real estate owned       1.67%       2.30%       2.20%       1.90%       1.37%
Net chargeoffs
   to average loans . . . . . . .          0.05%       0.04%       0.24%       0.20%       0.26%

-----------------------------------
(1) All per share information has been restated to reflect a 2 for 1 stock split effected in the form of a 100% stock dividend paid August 31, 1995.
(2) Net interest margin is calculated as tax-equivalent net interest income divided by average earning assets and represents the net yield on its earning assets.

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

OVERVIEW. Net income for the year ended December 31, 1998 of $4.992 million was an increase of 16.9%, or $0.720 million over the year ended December 31, 1997. The increase in net income during 1998 reflects primarily an increase in the lending volume, as total net loans increased by $24.567 million. Earnings per share for the year ended December 31, 1998 was $1.80 up from $1.54 for the year ended December 31, 1997. CBI has shown an increase of 116% in net income over the five years ended December 31, 1998, from $2.313 million in 1994 to $4.992 million during 1998. The increase in income over the past five years is attributable to the 45% growth in the loan portfolio. As total assets grew from $202.426 million in 1994 to $329,912 million as of December 31, 1998, net loans grew from $137.462 million to $200.558 million.

        The Company increased net income 9.01% or $0.385 million during 1997 over 1996. This increase was attributable to an increase in the net interest income. Net income during 1996 of $3.887 million was a 30.4% increase over 1995. On a per share basis, net income was $1.42 in 1996.

        The Company's return on average equity has increased while the return on average assets has remained fairly constant over the past three years. The return on average equity was 15.32% for the year ended December 31, 1998. The return on average equity was 14.62% in 1997, compared to 14.94% for 1996. The return on average assets amounted to 1.69%, 1.66% and 1.63% for the three years ended December 31, 1998, 1997, and 1996, respectively.

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

        Net interest income increased 12.26% to $14.165 million in 1998. This increase was attributable to an 15.43% growth in average earning assets. The increase in interest-earning assets was due primarily to increases in the securities and lending volume. During the five years ended December 31, 1998, the Company has had a consistent increase in loan demand. It is management's belief that the increase in the lending volume is a result of competitive pricing and, most importantly, responsiveness to loan demands. The ability to make a timely loan decision is an operating characteristic that often allows CBI the opportunity to meet the needs of borrowers before their competitors. Rates earned on average earning assets were 8.73% during 1998 as compared to8.98% one year earlier. The Company is competitive with rates and origination fees charged on loans. However, since 66.79% of the Company's loan portfolio may be repriced in one year or less, the Company may respond quickly to market changes in rates.

         Interest expense for the year ended December 31, 1998 increased by 11.64%, to $9.657 million from $8.650 million for the year ended December 31, 1997. This increase was due to an increase of 17.89% in average interest bearing liabilities from $182.472 million during 1976 to $215.125 million in 1998. The interest rate paid on interest-bearing liabilities declined for the year, to 4.49% for 1998 compared to 4.74% in 1997.

        Net interest income was $12.618 million for the year ended December 31, 1997, an increase of 7.74% over the $11.712 million reported in 1996. This increase was partially due to the 6.04% increase in average interest-earning assets. Again, the increase in the lending volume was the most significant portion of the increase in average interest earning assets with a 8.33% increase. During 1997 interest expense increased by $0.302 million to $8.650 million. This increase was a result of an increase deposit volume.

The following table sets forth CBI's average interest-earning assets (on a tax equivalent basis) and average interest-bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, for the periods indicated:

      AVERAGE BALANCE SHEETS, INTEREST INCOME AND EXPENSE, YIELDS AND RATES

                                                                       Years Ended December 31,
                                 ---------------------------------------------------------------------------------------------------
                                                 1998                             1997                              1996
                                 ---------------------------------------------------------------------------------------------------
                                    Average               Yield/     Average                Yield/     Average               Yield/
                                   Balance(6)  Interest   Rate(1)   Balance(6)   Interest   Rate(1)   Balance(6)  Interest   Rate(1)
                                 ---------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Assets
Interest-earning assets:
     Securities                   $  62,679   $ 4,116     6.57%     $ 55,974     $ 3,772     6.74%   $ 55,612     $ 3,731     6.71%
     Federal funds sold              20,282     1,055     5.20%        9,091         479     5.27%      6,797         374     5.50%
     Loans (5)                      192,778    18,921     9.81%      173,384      17,181     9.91%    160,030      16,101    10.06%

     Interest-bearing deposits
       in other banks                   493        27     5.48%          863          50     5.79%        855          53     6.20%
                                  --------------------------------------------------------------------------------------------------
Total
interest-earning
assets                            $ 276,232   $24,119     8.73%     $239,312     $21,482     8.98%   $223,294     $20,259     9.07%
                                              -------                            -------                          -------
Noninterest-earning
assets:
     Cash and due
       from banks                    11,791                           10,762                            9,218
     Premises and
       equipment                      4,816                            4,800                            4,218
     Other assets                     4,576                            4,334                            4,066
Less allowance for
  loan losses                        (2,127)                          (2,087)                          (1,924)
                                 ----------                       ----------                        ---------

      Total                        $295,288                         $257,121                         $238,872
                                 ==========                       ==========                        =========

Liabilities and
Stockholders' Equity
Interest-bearing
liabilities:
     Money market
       and NOW
       accounts                    $ 61,348   $ 1,812     2.95%     $ 46,565     $ 1,623     3.49%   $ 50,530     $ 1,536     3.04%
     Savings deposits                42,846     1,608     3.75%       33,790       1,245     3.68%     29,396       1,057     3.60%
     Time deposits                   93,064     5,150     5.53%       86,610       4,818     5.56%     80,951       4,707     5.81%
     Large denomination deposits     17,867     1,087     6.08%       15,381         959     6.23%     17,757       1,043     5.87%
     Federal funds
       purchased                          -         -        -           126           5     3.97%        617           5     0.81%
                                  --------------------------------------------------------------------------------------------------
                                  $ 215,125   $ 9,657     4.49%     $182,472     $ 8,650     4.74%   $179,251     $ 8,348     4.66%
                                              -------                            -------                          -------
Noninterest-bearing
  liabilities:
     Demand deposits                 45,842                           43,766                           32,287
     Other liabilities                1,738                            1,664                            1,323
                                  ---------                         --------                         --------
                                  $ 262,705                         $227,902                         $212,861

Stockholders' Equity                 32,583                           29,219                           26,011
                                  ---------                         --------                         --------
     Total                        $ 295,288                         $257,121                         $238,872
                                  =========                         ========                         ========

Net interest earnings                         $14,462                            $12,832                          $11,911
Less tax equivalent adjustment                    297                                214                              199
                                              -------                            -------                          -------
Net Interest income/
yield (2) (3)                                 $14,165     5.13%                  $12,618     5.27%                $11,712     5.25%
                                              =======                            =======                          =======

Interest Spread (4)                                       4.24%                              4.24%                            4.41%

---------------

   (1) Computed on an annualized fully taxable equivalent basis.
   (2) Net interest income is the difference between income from earning assets and interest expense.
   (3) Net interest yield is net interest income divided by total average earning assets.
   (4) Interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid for interest-bearing liabilities.
   (5) Average loan balances include non-accrual loans.
   (6) Average balances are computed on monthly balances and management believes such balances are representative of the operations of the Bank.

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

                            VOLUME AND RATE ANALYSIS

                                                    Years Ended December 31,
                         ------------------------------------------------------------------------------
                               1998 vs. 1997             1997 vs. 1996            1996 vs. 1995
                            Increase (decrease)       Increase (decrease)      Increase (decrease)
                             Due to changes in:       Due to changes in:        Due to changes in:
                         ----------------------------------------------------------------------------
                           Volume    Rate   Total(1) Volume   Rate   Total(1) Volume   Rate   Total(1)
                         ----------------------------------------------------------------------------
                                              (Dollars in thousands)
Increase (decrease) in:
  Interest income:
    Investment securities,
      taxable             $  441   $ (97)  $  344   $   24  $  17    $   41  $  468    $159   $  627
    Federal funds sold       582      (6)     576      122    (17)      105     (96)    (65)    (161)


Interest-bearing
  deposits in other banks    (20)     (3)     (23)       0     (3)       (3)      4       2        6
    Loans                  1,914    (174)   1,740    1,323   (243)    1,080   1,262     150    1,412
                         ----------------------------------------------------------------------------
                          $2,917   $(280)  $2,637   $1,469  $(246)   $1,223  $1,638    $246   $1,884
                         ----------------------------------------------------------------------------

  Interest expense:
    Savings and time
      deposits            $1,489   $(476)  $1,013   $  175  $ 127    $  302  $  491    $(34)  $  457
    Federal funds
      purchased               (3)     (3)      (6)      (7)     7         0       3     (15)     (12)
                         ----------------------------------------------------------------------------
                          $1,486   $(479)  $1,007   $  168   $134    $  302  $  494    $(49)    $445
                         ----------------------------------------------------------------------------
  Net interest
    earnings              $1,431   $ 199   $1,630   $1,301  $(380)     $921  $1,144     $295  $1,439
                         ============================================================================

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

        The following tables present CBI's Interest Rate Sensitivity Analysis as of December 31, 1998:

                       INTEREST RATE SENSITIVITY ANALYSIS

                                                            December 31, 1998
                                  --------------------------------------------------------------------
                                         Within         4-12         1-5         Over
                                        3 Months       Months       Years       5 Years        Total
                                  --------------------------------------------------------------------
                                                       (Dollars in thousands)
Interest-Earning Assets:
  Federal funds sold                  $    34,657    $       -    $       -     $      -    $   34,657
  Investment securities                     2,522        3,563       12,729       53,071        71,885
  Interest-bearing deposits                    95           99           95            -           289
  Loans                                    58,598       76,926       62,461        4,918       202,903
                                  --------------------------------------------------------------------
Total interest-earning assets         $    95,872    $  80,588    $  75,285     $ 57,989    $  309,734
                                  --------------------------------------------------------------------
Interest-Bearing Liabilities:
  Deposits:
     Demand                           $    70,276    $       -    $       -     $      -    $   70,276
     Savings                               48,973            -            -            -        48,973
     Time deposits,  $100,000
       and over                             5,448       12,156        7,376            -        24,980
     Other time deposits                   16,305       50,795       28,316            -        95,416
                                  --------------------------------------------------------------------

Total interest-bearing
  liabilities                         $   141,002    $  62,951    $  35,692     $      -    $  239,645
                                  --------------------------------------------------------------------
Period gap                            $   (45,130)   $  17,637    $  39,593     $ 57,989    $   70,089
                                  ====================================================================
Cumulative gap                        $   (45,130)   $ (27,493)   $  12,100     $ 70,089
                                  ======================================================
Ratio cumulative gap to total
  interest-earning assets                  -14.57%       -8.88%        3.91%       22.63%
                                  ======================================================

        The December 31, 1998 results of the rate sensitivity analysis show CBI had $45.130 million more in liabilities than assets subject to repricing within three months or less and was, therefore, in a liability-sensitive position. The cumulative gap at the end of one year was a negative $27.493 million, and, therefore is a liability-sensitive position. The one year negative gap position reflects a loan portfolio that is weighted predominantly in shorter maturities. Approximately $135.524 million, or 66.79% of the total loan portfolio, matures or reprices within one year or less. An asset-sensitive institution's net interest margin and net interest income generally will be impacted favorably by rising interest rates, while that of a liability-sensitive institution generally will be impacted favorably by declining rates.

NONINTEREST INCOME. For the year ended December 31, 1998 noninterest income increased by $0.607 million, or 36.43% to $2.273 million. This increase was attributed mainly to an increase in service charges of $181,000 and gains on the sale of securities of $164,000.
        Noninterest income for the year ended December 31, 1997 was $1.666 million, an decrease of $17,000 from 1996. This decrease is primarily attributable to a "one time" loss on the sale of other real estate in the amount of $32,000.

        Noninterest income for 1996 increased 4.9% or $80,000 from 1995. This increase is primarily attributable to a "one time" gain on the sale of other real estate in the amount of $55,000.

NONINTEREST EXPENSE. Noninterest expense of $8.840 million for the year ended December 31, 1998 was an increase of 10.61%. Salaries and employee benefits, the largest single component of noninterest expense, had an increase of 15.23% for the year

        For 1997, noninterest expense increased by $0.728 million or 10.02% over 1996. Salaries and employee benefits increased by $0.447 million or 11.31%.

        During the year ended December 1996, noninterest expenses increased by 3.92% or $0.274 million from $6.990 million during 1995 to $7.264 million in 1996. The majority of the increase was due to an increase in salaries and employee benefits of 8.27% or $0.302 million from $3.651 million to $3.953 million. This increase was largely associated with the continuation of various incentive and bonus plans adopted by the Company during prior years.

INCOME TAXES. The provision for income taxes for the year ended December 31, 1998 was $2.153 million a 9.40% increase from the previous year. The increase in the provision was due to the increase in taxable income.

        The income tax provision for the year ended December 31, 1997 was $1.968 million, up from $1.712 million for the year ended December 31, 1996.

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

                                 LOAN PORTFOLIO

                                                      December 31,
                               ------------------------------------------------------------
                                 1998              1997                 1996
                               ------------------------------------------------------------
                                           % to                  % to                 % to
                                            Total                Total                Total
                                  Amount    Loans     Amount     Loans     Amount     Loans
                               ------------------------------------------------------------
                                                 (Dollars in thousands)
Commercial                      $ 62,213    30.61%   $ 49,487     27.71%   $ 43,883  26.47%

Real estate construction          17,100     8.41%     13,926      7.80%     11,097   6.69%

Real estate mortgage:
  Residential (1-4 family)        46,944    23.11%     47,530     26.61%     47,205  28.47%
  Multifamily                      2,741     1.35%      2,834      1.59%      3,667   2.21%
  Nonfarm, nonresidential         46,792    23.02%     42,337     23.70%     40,517  24.44%
                               ------------------------------------------------------------
     Real estate mortgage,
       subtotal                   96,477    47.48%     92,701     51.90%     91,389  55.12%
                               ------------------------------------------------------------
     Real estate, total          113,577    55.89%    106,627     59.70%    102,486  61.81%
                               ------------------------------------------------------------
Credit card                        1,189     0.59%      1,006      0.56%        830   0.50%

Consumer installment              20,047     9.86%     16,356      9.16%     14,906   9.00%

Other                              6,205     3.05%      5,127      2.87%      3,688   2.22%
                               ------------------------------------------------------------
     Total loans                 203,231   100.00%    178,603    100.00%    165,793 100.00%
Less unearned income                 328                  621                   932
                               ---------              -------               -------
                                $202,903             $177,982              $164,861
                               =========             ========              ========



      The following table shows the maturity of loans, net of unearned income, outstanding as of December 31, 1998. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates. Loans are classified based upon the period in which the payments are due.

                             LOAN MATURITY SCHEDULE

                                                            December 31, 1998
                                                 -----------------------------------------
                                                                 Maturing
                                                 -----------------------------------------
                                                           After One
                                                  Within   But Within   After
                                                 One Year  Five Years  Five Years   Total
                                                 -----------------------------------------
                                                          (Dollars in thousands)
Commercial                                        $  39,979   $ 23,131   $ 1,534  $ 64,644
Installment                                           2,701     14,361       539    17,601
Real estate                                          65,515     32,143    16,403   114,061
Credit card                                           1,189         -         -      1,189
Other                                                 4,040      1,368        -      5,408
                                                 -----------------------------------------
        Total                                     $ 113,424   $ 71,003  $ 18,476  $202,903
                                                 =========================================

Loans maturing after one year with:
    Fixed interest rates                                      $ 49,157  $  4,730
    Variable interest rates                                     21,846    13,746
                                                           ---------------------
         Total                                                $ 71,003  $ 18,476
                                                           =====================

        As of December 31, 1998, the loan portfolio was $202.903 million, net of unearned income, an increase from the prior year of 14.00% or $24.921 million. Real estate lending continues to be the bulk of the portfolio with loans secured by real estate comprising 55.89% of total loans. Commercial loans comprise 30.61% of total loans.

        Loans, net of unearned income, were $177.982 million at December 31, 1997, up $13.121 million or 7.96% from $164.861 million at December 31, 1996.
The growth in commercial loans of $5.604 million and in real estate loans, which increased $4.141 million accounted for 74.27% of the growth.

        Loans secured by real estate comprise 59.70% of total loans at December 31, 1997 and 61.81% at December 31, 1996.

        The Company's unfunded loan commitments amounted to $34.553 million as of December 31, 1998, down from $36.775 million at December 31, 1997.. Fixed rate committments were $9.964 million and $11.192 million as of December 31, 1998 and 1997, respectively. The average rates charged on the fixed rate committments were 8.0% - 10.5% for the years then ended.

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

        The provision for loan losses for the year ended December 31, 1998 was $453,000, an increase of $401,000 over the previous year. Management charged income for the provision deemed necessary based on its analysis of the loan portfolio. After reviewing the nonperforming loans and specifically nonaccrual loans, management feels the current year provision increases the allowance for loan losses to the desired level to cover potential losses. The Company had charge-offs, net of recoveries, of $99,000 during 1998, an increase of $38,000 over the previous year. This increase was the result of normal changes in the loan portfolio and local economic conditions. Management does not anticipate any abnormal changes in the delinquency rates or charge-offs and recoveries in connection with it's normal loan operations procedures. It is management's opinion that the allowance for loan losses is adequate to absorb any future losses that may occur.

        The provision for loan losses totaled $52,000 for the year ended December 31, 1997, a decrease of $480,000 from the previous year. The Company had charge-offs, net of recoveries, of $61,000 during 1997, a decrease of $321,000 over the previous year. After consideration of these factors, management recorded a provision for loan losses that would provide coverage for potential losses.

        The provision in 1996 increased to $532,000 as compared to $492,000 in 1995. This increase of $40,000 reflected management's review of the loan portfolio and the amount needed to maintain the reserve at acceptable levels to cover potential losses.

        As of December 31, 1998, the allowance for loan losses was $2.345 million up from $1.991 million at December 31, 1997 The allowance as of December 31, 1997 was down $9,000 from the $2.000 million at December 31, 1996. The ratio of the allowance for loan loss to total loans, net of unearned income, has remained relatively constant over the last three years; 1.16% at December 31, 1998, 1.12% at December 31, 1997, and 1.21% at December 31, 1996.

        The multiple of the allowance for loan losses to nonperforming assets was .69x at December 31, 1998, .48x at December 31, 1997 and .55x at December 31, 1996. Management continually evaluates nonperforming loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

        The allowance for loan losses related to loans identified as impaired is primarily based on the excess of the loan's current outstanding principal balance over the estimated fair market value of the related collateral. For a loan that is not collateral-dependent, the allowance is recorded at the amount by which the outstanding principal balance exceeds the current best estimate of the future cash flows on the loan discounted at the loan's effective interest rate. At December 31, 1998 and 1997, the Corporation had loans totaling approximately $1.104 million and $0.883 million, respectively, for which impairment had been recognized. Of the total loans impaired, $37,215 and $79,000, respectively, were valued on the present value of future cash flows and $1.067 million and $0.754 million, respectively, were valued according to the underlying collateral. The average balance of the impaired loans amounted to approximately $1.274 million and $1.122 million for the years ended December 31, 1998 and 1997, respectively. The allowance for loan losses related to these loans totaled approximately $372,000 and $225,000 at December 31, 1998 and 1997, respectively.

The following table summarizes changes in the allowance for loan losses:

                          SUMMARY OF LOAN LOSS EXPERIENCE

                                                          Years Ended December 31,
                                                    ---------------------------------
                                                         1998       1997       1996
                                                    ---------------------------------
                                                        (Dollars in thousands)
Allowance for loan losses at beginning of year        $  1,991   $   2,000   $  1,850
                                                    ---------------------------------
Loans charged off:
  Commercial                                          $     25    $    126   $    290
  Credit card                                                3          31         24
  Installment                                               24          79         72
  Real estate                                              180          58        303
                                                    ---------------------------------
       Total                                          $    232    $    294   $    689
                                                    ---------------------------------

Recoveries of loans previously charged off:
  Commercial                                          $     66    $     64   $    200
  Credit card                                                4           1          5
  Installment                                               11          14         23
  Real estate                                               52         154         79
                                                    ---------------------------------
       Total                                          $    133    $    233   $    307
                                                    ---------------------------------

Net loans charged off                                 $    (99)   $    (61)  $   (382)

 Provision for loan losses                                 453          52        532
                                                    ---------------------------------
Allowance for loan losses at end of year              $  2,345    $  1,991   $  2,000
                                                    =================================
Average total loans (net of unearned income)          $192,778    $173,384   $160,030

Total loans (net of unearned income)                  $202,903    $177,982   $164,861

Selected Loan Loss Ratios:
  Net charge-offs to average loans                        0.05%       0.04%      0.24%
  Provision for loan losses to average loans              0.23%       0.03%      0.33%
  Provision for loan losses to net charge-offs             458%         85%       139%
  Allowance for loan losses to year-end loans             1.16%       1.12%      1.21%

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

                     COMPOSITION OF ALLOWANCE FOR LOAN LOSSES

                                                  December 31,
                      -------------------------------------------------------------
  Balance at End of          1998                 1997                1996
Period Applicable to: -------------------------------------------------------------

                                   % of                 % of                 % of
                                   Loans               Loans                Loans
                                  in each             in each              in each
                                  category            category             category
                                     to                  to                  to
                                   total               total                total
                         Amount    loans      Amount   loans       Amount   loans
                      -------------------------------------------------------------
                             (Dollars in thousands)
  Commercial             $   718   30.61%    $   552    27.71%    $   529   26.47%
  Credit card                 14    0.59%         11     0.56%         10    0.50%
  Installment                231    9.86%        182     9.16%        180    9.00%
  Real estate              1,311   55.89%      1,188    59.70%      1,236   61.81%
  Other                       71    3.05%         58     2.87%         45    2.22%
                      -------------------------------------------------------------
                       $   2,345  100.00%    $ 1,991   100.00%    $ 2,000  100.00%
                      =============================================================

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

NONPERFORMING ASSETS. Total nonperforming assets, which consist of nonaccrual loans, restructured loans, loans 90 days or more past due, and other real estate owned were $3.392 million at December 31, 1998 a decrease of $0.734 million from one year earlier. Total nonperforming assets were $4.126 million at December 31, 1997, an increase of $0.476 million over December 31, 1996.

                              NONPERFORMING ASSETS

                                                               December 31,
                                                   -------------------------------
                                                        1998       1997      1996
                                                   -------------------------------
Nonaccrual loans                                      $   752    $   737   $   996
 Loans contractually past due 90 days
or more
     and still accruing
                                                        1,649      2,176     1,324
 Troubled debt restructuring
                                                           -          -         -
                                                   -------------------------------
     Total nonperforming loans                        $ 2,401    $ 2,913   $ 2,320

Other real estate owned                                   991      1,213     1,330
                                                   -------------------------------
     Total nonperforming assets                       $ 3,392    $ 4,126   $ 3,650
                                                   ===============================
Nonperforming assets to period-end total
  loans, gross, and other real estate                    1.66%      2.30%     2.20%
                                                   ===============================

Foregone interest income on nonaccrual
  loans                                               $    95    $    65    $   50
                                                   ===============================

Interest income recorded on nonaccrual
  loans during the year                               $    17    $    16    $    4
                                                   ===============================



The following table summarizes all nonperforming loans, by loan type as of December 31, 1998:


                                           Number
                                             of     Principal
(Dollars in thousands)                     Loans     Balance
--------------------------------------------------------------
Residential mortgage                         26     $1,802
Installment loans                            19        200
Commercial loans                             13        399
Credit cards                                  -          -
                                         -----------------
                                             58    $ 2,401
                                         =================

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

        As of December 31, 1998, total nonperforming loans have decreased by $0.512 million, to $2.401 million from $2.913 million on December 31, 1997.

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

        The book value of the investment portfolio as of December 31, 1998 was $71.734 million compared to $57.508 million at December 31, 1997.

        The following tables show the amortized cost, fair market value, maturity distribution, and yield of the investment portfolio as of December 31,1998 and 1997:
                              SECURITIES PORTFOLIO

                                                                    December 31, 1998
                                                     ------------------------------------------
                                                         Held -to-Maturity   Available-for-Sale
                                                           Cost     Market     Cost     Market
                                                     ------------------------------------------
                                                                  (Dollars in thousands)
U.S. Treasury and agency securities                      $   900   $    841   $15,152  $15,113
Mortgage-backed securities:
   Guaranteed or issued by GNMA, FNMA or
     FHLMC                                                 8,066      8,103    24,835   24,809
 Securities issued by states and
   political subdivisions                                    612        645    14,204   14,453
 Other securities
                                                             100        101     7,865    7,832
                                                     -----------------------------------------
                                                        $  9,678   $  9,690   $62,056  $62,207
                                                     =========================================
                                                                December 31, 1997
                                                     -----------------------------------------
                                                         Held -to-Maturity   Available-for-Sale
                                                          Cost      Market     Cost     Market
                                                     -----------------------------------------
                                                                (Dollars in thousands)
U.S. Treasury and agency securities                     $ 1,949    $ 1,877    $16,091  $16,058

Mortgage-backed securities:
   Guaranteed or issued by
     GNMA, FNMA or FHLMC                                 10,874     10,924     16,608   16,564
Securities issued by states and
  political subdivisions                                    702        732      8,491    8,654
 Other securities                                           100        102      2,693    2,759
                                                     -----------------------------------------
                                                        $ 13,625   $13,635    $43,883  $44,035
                                                     =========================================

The maturity distribution, book value, market value, and yield of the total investment securities portfolio at December 31, 1998 and 1997 are presented as follows:

                                                               December 31, 1998
                                          ------------------------------------------------------------
                                                   Held-to-Maturity              Available-for-Sale
                                               Book      Market               Book     Market
                                               Value     Value    Yield       Value    Value   Yield
                                          ------------------------------------------------------------
                                                            (Dollars in thousands)
Within 12 months                              $   684    $   676   5.57%      $ 5,648 $ 5,622   5.79%
Over 1 year through 5 years                       500        452   4.93%       10,676   10,750  5.86%
Over 5 years through 10 years                   2,620      2,625   6.32%       19,279   19,318  6.29%
Over 10 years                                   5,874      5,937   6.93%       26,453   26,517  6.54%
                                          ------------------------------------------------------------
                                              $ 9,678    $ 9,690   6.56%      $62,056  $62,207  6.28%
                                          ============================================================
                                                               December 31, 1997
                                          ------------------------------------------------------------
                                                 Held -to-Maturity            Available-for-Sale
                                             Book      Market               Book     Market
                                            Value      Value      Yield     Value    Value    Yield
                                          ------------------------------------------------------------
                                                            (Dollars in thousands)
Within 12 months                              $   340    $   337  3.24%      $ 2,245 $  2,301  5.43%
Over 1 year through 5 years                     1,248      1,248  5.79%        7,829    7,815  6.53%
Over 5 years through 10 years                   1,943      1,900  6.27%       16,459   16,557  6.71%
Over 10 years                                  10,094     10,150  6.94%       17,350   17,362  6.98%
                                          ------------------------------------------------------------
                                              $13,625    $13,635  6.97%      $43,883  $44,035  6.63%
                                          ============================================================

DEPOSITS. Deposits at December 31, 1998 were $294.002 million, up $56.473 million from 1997, an increase of 23.78%. The growth in deposits was led by the 21.89% increase in interest-bearing deposits, which increased from $196.615 million at December 31, 1997 to $239.645 million at December 31, 1998. Noninterest-bearing deposits were 18.49% of total deposits at December 31, 1998. At December 31, 1998, savings deposits had grown by $14.335 million, an increase of 41.39% over December 31, 1997 levels.

        Deposits at December 31,1997 were $237.529 million, a7.04% increase from 1996. Noninterest-bearing deposits were 17.22% of total deposits at December 31, 1997 compared to 17.62% at December 31, 1996.

                                DEPOSITS ANALYSIS

                                                            December 31,
                                       --------------------------------------------------------
                                               1998               1997              1996
                                       --------------------------------------------------------
                                                  Average            Average           Average
                                        Balance    Rate     Balance  Rate     Balance   Rate
                                                   Paid              Paid               Paid
                                       --------------------------------------------------------
                                                       (Dollars in thousands)
Noninterest-bearing demand deposits     $  54,357         $  40,914        $   39,111
                                       ----------        ----------        ----------
Interest-bearing
liabilities:
     Money market and  NOW accounts        70,276  2.95%     55,778  3.49%     52,063  3.04%
     Savings deposits                      48,973  3.75%     34,638  3.68%     31,270  3.60%
     Time deposits                         95,416  5.53%     85,546  5.56%     80,401  5.79%
     Large denomination deposits           24,980  6.08%     20,653  6.23%     19,064  5.87%
                                       -------------------------------------------------------
Total interest-bearing accounts         $ 239,645  4.49%  $ 196,615  4.74%  $ 182,798  4.66%
                                       -------------------------------------------------------
     Total deposits                     $ 294,002         $ 237,529         $ 221,909
                                       ==========        ==========        ==========

                      MATURITY OF CDS OF $100,000 AND OVER

                                          Within      Three   Six to     Over             Percent
                                          Three      to Six   Twelve      One             of Total
                                          Months     Months   Months     Year     Total   Deposit
                                          ------     ------   ------     ----     -----   -------
                                                       (Dollars in thousands)
  December 31, 1998                     $   5,448   $ 4,340  $ 7,816   $ 7,376   $ 24,980   8.50%

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

        The primary source of capital for CBI is internally generated retained earnings. Stockholders' equity increased 9.96% in 1998 over 1997. Similarly, stockholders' equity increased 12.09% in 1997 over 1996. The following table highlights certain ratios for the periods indicated:

                            RETURN ON EQUITY AND ASSETS


                                                          Years Ended December 31,
                                                        -----------------------------
                                                          1998      1997     1996
                                                        -----------------------------
Income before securities gains and losses to:
  Average total assets                                    1.64%     1.66%    1.62%
  Average stockholders' equity                           14.82%    14.62%   14.91%

Net income to:
  Average total assets                                    1.69%     1.66%    1.63%
  Average stockholders' equity                           15.32%    14.62%   14.94%

Dividend payout ratio (dividends declared
  per share divided by net income per share)             29.55%    20.95%    7.35%

Average stockholders' equity to average
  total assets ratio                                     11.03%    11.36%   10.89%


        The FDIC has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0% of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. CBI had a ratio of total capital to risk-weighted assets of 15.15% at December 31, 1998 and a ratio of Tier 1 capital to risk-weighted assets of 14.17%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

                               ANALYSIS OF CAPITAL


                                                                  December 31,
                                                     ---------------------------------
                                                          1998       1997       1996
                                                     ---------------------------------
                                                          (Dollars in thousands)
Tier 1 Capital:
   Common stock                                         $  8,286   $  8,338   $  8,334
   Surplus                                                 4,915      5,425      5,657
   Retained earnings                                      20,820     17,268     13,852
   Unearned ESOP shares                                        -        (91)      (239)
                                                     ---------------------------------
                 Total Tier 1 Capital                 $   34,021   $ 30,940   $ 27,604
                                                     ---------------------------------
Tier 2 Capital
   Allowance for loan losses                               2,345      1,991      2,000
                                                     ---------------------------------
                 Total Tier 2 Capital                   $  2,345   $  1,991   $  2,000
                                                     ---------------------------------

                 Total risk-based capital             $   36,366   $ 32,931   $ 29,604
                                                     =================================

                 Risk weighted assets                 $  240,036   $188,945   $176,617

Capital Ratios:
  Tier 1 risk-based capital                                14.17%     16.38%     15.63%
  Total risk based capital                                 15.15%     17.43%     16.76%
  Tier 1 capital to average total assets                   11.52%     12.03%     11.56%

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

        For the year ended December 31, 1998 the Company provided cash or liquidity from operations in the amount of $5.398 million. This increase in funds in addition to a $56.473 million increase in deposits has given the Company approximately $61.941 million in funds available for investment during 1998. In determining investment strategies management considers objectives for the composition of the loan and investment portfolio, such as type, maturity distribution, and fixed or variable interest rate characteristics of investment opportunities. Management's use of funds has included the funding of a $25.092 million increase in net loans and the net purchase of $14.055 million of securities. With 66.79% of the loan portfolio repricing or maturing in the next twelve months the Company has enough asset liquidity to meet the needs of maturing deposits.

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

CURRENT ACCOUNTING DEVELOPMENTS. In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. FASB No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specfic hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related changes in value of the hedged item in the income statment and requires that a company document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. FASB No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after its issuance (thet is, fiscal quarters beginning June 16, 1998 and thereafter). FASB No. 133 cannot be applied retroactively; it must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). CBI has not yet quantified nor determined the extent to which the Statement will alter its use of certain derivatives in the future and the impact on its financial position or results of operations.


YEAR 2000 ISSUES. The Year 2000 Issue (commonly referred to as "Y2K") is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. The Y2K issue, which is common to most corporations, including banks, concerns the inability of information systems, primarily (but not exclusively) computer software programs, to properly recognize and process date-sensitive information as the Year 2000 approaches and beyond. The following constitutes CBI's Y2K readiness disclosure under the Year 2000 Information and Readiness Disclosure Act.

Since CBI's subsidiary bank's information systems functions are either outsourced to service providers or processed on in-house computer systems using programs developed by third-party vendors, the direct effort to correct Y2K issues will be undertaken largely by third parties and will therefore not be totally within CBI's direct control. CBI expects to bring all of its mission critical operating systems into compliance with Y2K requirements through the installation of updated or replacement programs developed by third parties.

CBI began addressing the Y2K issue in the fall of 1997 when its subsidiary banks formed Y2K project teams comprised of financial, operations, data processing and loan servicing personnel. A Y2K Plan of Action was developed by each bank and approved by the respective Boards of Directors and by the Board of Directors of CBI in 1997. The Board of Directors receive quarterly Year 2000 status reports on all mission critical systems and their related testing details.

The Y2K Project Teams have completed an assessment, identified all mission critical systems and created a tracking system which identifies all third party vendors and their Y2K compliance status and their Y2K compliant version of all bank installed systems. Mission critical systems include hardware, software programs, program interfaces, operating systems along with other mechanical or computer-generated requirements that are beyond CBI's main central processing systems. Based on the results of the assessments, CBI's subsidiary banks have established internal time frames to upgrade or replace its existing hardware and software systems. The subsidiary banks will utilize internal and external resources to test the software and systems for Year 2000 modifications and compliance. CBI has completed approximately 75% of the planned upgrades as of December 31, 1998, and expects to be 100% complete by March 31, 1999. All of CBI's subsidiary banks expect to be fully Y2K compliant before September 31, 1999.

CBI's plan to resolve the Y2K issue was developed along the five phase project management process outlined in the Federal Financial Institutions Examination Council (FFIEC) Year 2000 statement dated May 5, 1997 which consisted of:

1. Awareness. This phase defined the Y2K issue for all CBI Directors, Officers and employees and made them aware of the potential challenges associated with the century date change. This phase has been completed.

2. Assessment. This phase consisted of an extensive evaluation of the size and complexity of the Y2K issue and an identification of all systems software and hardware that had Y2K implications on continuing operations. During this phase all mission critical vendors were identified and an ongoing monitoring process was initiated. This phase has been completed and the vendor monitoring process is ongoing.

3. Renovation. This phase consisted of upgrading, repairing or replacing all mission critical systems and hardware, along with the installation of upgraded and enhanced computer software provided by third party vendors. All mission critical third party systems have either been replaced or upgraded with a Y2K compliant product or are scheduled for completion by March 31, 1999. All non critical software applications that are effected by the Y2K problem have been identified and will be upgraded to compliant systems by June 30, 1999.
4. Validation. This is the testing phase of the Y2K project. The Y2K Project Teams have developed and implemented test plans for all mission critical systems and will document the test results for review and certification before any new or upgraded system will be released into daily operations. This phase of the plan will be completed by June 30, 1999.
5. Implementation. This is the phase that involves incorporating all Y2K compliant systems into the daily operating environment and is ongoing.

CBI's subsidiary banks have also developed contingency plans that outline emergency response procedures that meet federal guidelines and protect the company's ability to continue to operate. Existing contingency procedures attempt to cover every aspect of the date change transition. The goal of contingency planning is to facilitate the resumption of business in the event there is a disruption of critical systems necessary for regular operations.

Although CBI' Project Teams are monitoring the progress of the Y2K Plan, outside regulators and auditors continue to examine our Year 2000 readiness programs.

The chief components of CBI's expense related to the Y2K issue are currently believed to be the replacement of personal computer equipment and the purchase or upgrade of third party software. External maintenance and internal modification costs will be expensed as incurred. Costs of new hardware and software will be capitalized and depreciated in accordance with existing policies. Management expects to incur costs in the range of $75,000 to $150,000 on its Y2K readiness effort. Through December 31, 1998, CBI has expended approximately $55,000. Costs of the Y2K project are based on current estimates and actual results could vary significantly once detailed testing is completed. If the Y2k Plan is unsuccessful, it may have a material, adverse effect on CBI's future operating results and financial condition.

Recognizing the importance of customer awareness, CBI's subsidiary banks have undertaken communications projects with all of its deposit and loan customers by including information about the Year 2000 issues in regular statement mailings. Also, letters have been sent to major commercial loan customers informing them of the Year 2000 issue and how it can impact businesses. An overall assessment of Y2K readiness of CBI's commercial loan customers has been completed, with an overall assessment of low risk. CBI will continue to monitor its large commercial loan relationships through assigned account officers. Also, new and renewed commercial credits greater than $100,000 include a Y2K analysis as part of the normal underwriting decision process.

To date, CBI has not identified any system which presents a material risk of not being Year 2000 ready in a timely fashion or for which a suitable alternative cannot be implemented. However, as the company progresses with its Y2K Plan, it may identify systems which do present a material risk of Year 2000 disruption. Such disruption could include, among other things, the inability to process and underwrite loan applications, to credit deposits and withdrawals from customer accounts, to credit loan payments or track delinquencies, to properly reconcile and record daily activity or to engage in normal banking activities. Additionally, if CBI's commercial customers are not Year 2000 compliant and suffer adverse effects on their operations, their ability to meet their obligations to CBI could be adversely affected. The failure of CBI to identify systems which require Year 2000 hardware or software upgrades that are critical to ongoing operations or the failure of CBI or others with which CBI does business to become Year 2000 ready in a timely manner could have a material adverse impact on CBI's financial condition and results of operations. In addition, to the extent that the risks poised by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, CBI cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000.

                           FORWARD LOOKING STATEMENTS

The preceding "Business", "Legal Proceeding" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-K contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents CBI's expectations and beliefs concerning future events including, without limitation, the following: the Company's efforts in retaining and expanding its customer base and differentiating it from its competition; the FDIC insurance premium assessments for 1999; the impact from liabilities arising from legal proceedings on its financial condition; the impact of certain securities sales, and interest rates in general, on the volatility of its net interest income; the impact of policy guidelines and strategies on net interest income based on future interest rate projections; the ability to provide funding sources for both the Bank and the Parent Company; the benefits of 1998 merger activity on future years' overhead expense; the impact of portfolio diversification and the outplacement of high risk loans on future levels on loan losses; the reversal in the trend of competition for real estate-commercial loans and the effect of loan growth generally on the improvement in net interest income; the assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions; and Management's assessment of the impact of the Year 2000 on the financial condition, results of operations and liquidity of the Company.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business-related risks and uncertainties affecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitations, the following: dynamics of the markets served in terms of competition from traditional and nontraditional financial service providers can affect both the funding capabilities of the Company in terms of deposit garnering as well as the ability to compete for loans and generate the higher yielding assets necessary to improve net interest income; future legislation and actions by the Federal Reserve Board may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates and operational limitations; significant fluctuations in market interest rates may affect the ability to reinvest proceeds from the maturities and prepayments on certain categories of securities and affect the overall yield of the portfolio; business expansion activities and other efforts to retain customers may increase the need for staffing and the resulting personnel expense in future periods; deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses as well as future purchases and sales of loans may affect the appropriate level of the reserve for loan losses and thereby affect the future levels of provisioning; the steps necessary to address the Year 2000 Issue include ensuring that not only CBI's automated systems, but also those of vendors and customers, can become Year 2000 compliant.

Accordingly, results actually achieved may differ materially from expected results in these statements. CBI does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.

Item 8.        Financial Statements and Supplementary Data.

                        COMMUNITY BANKSHARES INCORPORATED

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1998

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Community Bankshares Incorporated
Petersburg, Virginia

We have audited the accompanying consolidated balance sheets of Community Bankshares Incorporated and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1996 financial statements of Commerce Bank of Virginia or County Bank of Chesterfield, wholly-owned subsidiaries of Community Bankshares Incorporated. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Commerce Bank of Virginia and County Bank of Chesterfield as of December 31, 1996, and for the two years then ended, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Community Bankshares Incorporated and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Mitchell, Wiggins & Company, LLP
Certified Public Accountants
Petersburg, Virginia
January 15, 1999

COMMUNITY BANKSHARES INCORPORATED

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(DOLLARS IN THOUSANDS)

ASSETS                                                                  1998        1997
------------------------------------------------------------------------------------------
Cash and due from banks                                            $    12,661   $  11,723
Federal funds sold                                                      34,657      14,606
                                                                  ------------------------
            TOTAL CASH AND CASH EQUIVALENTS                             47,318      26,329

Interest-bearing deposits in other depository
  institutions                                                             289         675
Securities available for sale                                           62,207      44,035
Securities held to maturity (approximate market value,
    $9,690 in 1998 and $13,635 in 1997)                                  9,678      13,625
Loans, net
                                                                       200,558     175,991
Bank premises and equipment, net                                         4,672       4,824
Other real estate owned                                                    991       1,213
Accrued interest
receivable                                                               1,950       1,805
Other assets
                                                                         2,249       1,740
                                                                  ------------------------
                                                                   $   329,912   $ 270,237
                                                                  ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Demand deposits                                                $    54,357   $  40,914
    Interest-bearing demand deposits                                    70,276      55,778
    Savings deposits                                                    48,973      34,638
    Time deposits, $100,000 and over                                    24,980      20,653
    Other time deposits                                                 95,416      85,546
                                                                  ------------------------
                                                                       294,002     237,529
Accrued interest payable                                                   755         834
Other liabilities                                                        1,035         742
Guaranteed debt of Employee Stock Ownership Trust                            -          91
                                                                  ------------------------
                                                                       295,792     239,196
                                                                  ------------------------

Commitments and Contingencies
    (Note 14)

Stockholders' Equity
    Capital stock, $3.00 par value; 1998, 20,000,000 shares
      authorized; 2,761,926 shares issued and outstanding;
      1997, 4,000,000 shares authorized; 2,779,426 shares
      issued and outstanding                                             8,286       8,338
    Surplus                                                              4,915       5,425
    Retained earnings                                                   20,820      17,268
    Accumulated other comprehensive income,
       net of tax                                                          99          101
                                                                  ------------------------
                                                                        34,120      31,132
    Unearned ESOP shares                                                     -         (91)
                                                                  ------------------------
                                                                        34,120      31,041
                                                                  ------------------------
                                                                   $   329,912  $  270,237
                                                                  ========================


See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS, EXCEPT PER-SHARE INFORMATION)


                                                              1998         1997         1996
----------------------------------------------------------------------------------------------
Interest income:
    Interest and fees on loans                              $ 18,921   $   17,168   $   16,095
    Interest on investment securities:
       U. S. Government agencies and corporations              3,118        3,095        3,039
       Other securities                                          164          136          153
       States and political subdivisions                         564          390          399
    Interest on federal funds sold and securities
       purchased under agreements to resell                    1,055          479          374
                                                       ---------------------------------------
            TOTAL INTEREST INCOME                             23,822       21,268       20,060
                                                       ---------------------------------------

Interest expense:
    Interest on deposits                                       9,657        8,645        8,343
    Interest on federal funds purchased and securities
       sold under agreements to repurchase                         -            5            5
                                                       ---------------------------------------
            TOTAL INTEREST EXPENSE                             9,657        8,650        8,348
                                                       ---------------------------------------
            NET INTEREST INCOME                               14,165       12,618       11,712

Provision for loan losses                                        453          52           532
                                                       ---------------------------------------
            NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES                         13,712       12,566       11,180
                                                       ---------------------------------------

Other income:
    Service charges, commissions and fees                      1,698        1,517        1,467
    Security gains                                               164            -            9
    Gain (loss) on sale of other real estate                      26          (32)          55
    Other operating income                                       385          181          152
                                                       ---------------------------------------
            TOTAL OTHER INCOME                                 2,273        1,666        1,683
                                                       ---------------------------------------

Other expenses:
    Salaries, wages and employee benefits                      5,070        4,400        3,953
    Net occupancy                                                513          503          452
    Furniture and equipment                                      597          617          592
    Other operating                                            1,597        1,425        1,302
    Professional fees                                            197          246          271
    Stationery and supplies                                      279          268          213
    Taxes                                                        587          533          481
                                                       ---------------------------------------
            TOTAL OTHER EXPENSES                               8,840        7,992        7,264
                                                       ---------------------------------------

            INCOME BEFORE INCOME TAXES                         7,145        6,240        5,599

Income taxes                                                   2,153        1,968        1,712
                                                       ---------------------------------------
            NET INCOME                                      $  4,992   $    4,272   $    3,887
                                                       =======================================
Basic earnings per share                                    $   1.80   $     1.54   $     1.42
                                                       =======================================
Diluted earnings per share                                  $   1.76   $     1.48   $     1.36
                                                       =======================================


See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS)


                                                                                                      Accumulated
                                                                                          Unearned       Other
                                                         Capital              Retained      ESOP     Comprehensive
                                                          Stock     Surplus   Earnings     Shares        Income       Total
------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                                 $8,192     $5,633    $10,238      $(330)         $160       $23,893
                                                                                                                    ---------
Comprehensive income:
    Net income for the year ended
       December 31, 1996                                                        3,887                                  3,887
    Other comprehensive income, net of tax:
       Unrealized holding losses on available-for-sale
          securities arising during the period, net of
          deferred income tax benefit of $224                                                             (431)         (431)
       Less reclassification adjustment for gains included
          in net income, net of  income tax expense of $3                                      -             6             6
                                                                                                                    ---------
Comprehensive income                                                                                                   3,462
                                                                                                                    ---------

    Issuance of common stock pursuant to
    exercise of stock options                               131         79                                               210
Cash settlement of options                                            (124)                                             (124)
Proceeds from sale of stock to ESOP                          11         29                                                40
Purchase of fractional shares                                           (1)                                               (1)
Cash dividends declared                                                          (279)                                  (279)
Release of ESOP shares                                                  41          6         91                         138
                                             ----------------------------------------------------------------------------------

Balance, December 31, 1996                                8,334      5,657     13,852       (239)         (265)       27,339
                                                                                                                    ---------
Comprehensive income:
    Net income for the year ended
       December 31, 1997                                      -          -      4,272          -             -         4,272
    Other comprehensive income, net of tax:
       Unrealized holding gains on available-for-sale
          securities arising during the period, net of
          deferred income tax expense of $189                 -          -          -          -           366           366
                                                                                                                    ---------
Comprehensive income                                                                                                   4,638
                                                                                                                    ---------
Issuance of common stock pursuant to
    exercise of stock options                                31         44          -          -             -            75
Cash settlement of options                                    -       (271)         -          -             -          (271)
Common stock repurchased                                    (27)      (130)         -          -             -          (157)
Purchase of fractional shares                                 -         (2)         -          -             -            (2)
Cash dividends declared                                       -          -       (859)         -             -          (859)
Release of ESOP shares                                        -        127          3        148             -           278
                                          -----------------------------------------------------------------------------------

Balance, December 31, 1997                                8,338      5,425     17,268        (91)          101        31,041
                                                                                                                    ---------
Comprehensive income:
    Net income for the year ended
       December 31, 1998                                      -          -      4,992          -             -         4,992
    Other comprehensive income, net of tax:
       Unrealized holding gains on available-for-sale
          securities arising during the period, net of
          deferred income tax expense of $64                  -          -          -          -           106           106
       Less reclassification adjustment for gains included
          in net income, net of income tax expense of $56     -          -          -          -          (108)         (108)
                                                                                                                    ---------
Comprehensive income                                                                                                   4,990
                                                                                                                    ---------
Issuance of common stock pursuant to
    exercise of stock options                                10         14          -          -             -            24
Cash settlement of options                                    -       (208)         -          -             -          (208)
Common stock repurchased                                    (62)      (441)         -          -             -          (503)
Cash dividends declared                                       -          -     (1,444)         -             -        (1,444)
Release of ESOP shares                                        -        125          4         91             -           220
                                             ---------------------------------------------------------------------------------
Balance, December 31, 1998                               $8,286     $4,915    $20,820         $-           $99       $34,120
                                             =================================================================================


See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS)


                                                                 1998      1997       1996
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                  $4,992    $4,272     $3,887
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                504       502        508
      Deferred income taxes                                       (223)     (137)      (148)
      Provision for loan losses                                    453        52        532
      Provision for losses on other real estate owned               13         9         33
      Amortization and accretion of investment securities           (7)       33        116
      Gain on sale of securities                                  (164)        -         (9)
      (Gain) loss on sale of other real estate                     (26)       32        (55)
      Gain on sale of bank premises and equipment                   (6)        -          -
      Release of ESOP shares                                       129       130         47
      Changes in operating assets and liabilities:
         Increase in accrued interest receivable                  (145)     (159)       (88)
         Increase (decrease) in accrued expenses                    47       (20)      (121)
         Net change in other operating assets and liabilities     (169)       39       (332)
                                                             --------------------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES             5,398     4,753      4,370
                                                             --------------------------------

INVESTING ACTIVITIES
    Proceeds from maturity and redemptions of securities
      held to maturity                                           3,748     4,210      8,746
    Proceeds from maturity of interest-bearing deposits            190         -        295
    Proceeds from maturity, redemptions and sales of
      securities available for sale                             37,032    18,552     12,154
    Proceeds from sales of interest-bearing deposits               195         -          -
    Purchase of investment securities held-to-maturity               -         -     (2,026)
    Purchase of interest-bearing deposits                            -        (5)       (95)
    Purchase of investment securities available for sale       (54,835)  (24,285)   (18,442)
    Net increase in loans                                      (25,092)  (13,508)   (14,237)
    Proceeds from the sale of bank premises and equipment           20         -          -
    Proceeds from the sale of other real estate                    333       676        725
    Capital expenditures                                          (356)     (858)      (820)
    Increase in other assets                                        39       (39)       (10)
    Purchase of other real estate                                  (25)     (274)      (234)
                                                             --------------------------------
           NET CASH USED IN INVESTING ACTIVITIES               (38,751)  (15,531)   (13,944)
                                                             --------------------------------

FINANCING ACTIVITIES
    Net increase in deposits                                    56,473    15,620     13,268
    Cash settlement of options                                    (208)     (271)      (124)
    Payment for fractional shares                                    -        (2)        (2)
    Proceeds from sale of stock to ESOP                              -         -         40
    Dividends paid                                              (1,444)     (859)      (279)
    Common stock repurchased                                      (503)     (157)         -
    Net proceeds from issuance of common stock                      24        75        209
                                                             --------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES            54,342    14,406     13,112
                                                             --------------------------------

                                   (Continued)

COMMUNITY BANKSHARES INCORPORATED

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS)


                                                             1998       1997       1996
-------------------------------------------------------------------------------------------
             INCREASE IN CASH AND CASH EQUIVALENTS             20,989      3,628      3,538
Cash and cash equivalents, beginning                           26,329     22,701     19,163
                                                          ---------------------------------
Cash and cash equivalents, ending                          $   47,318  $  26,329 $   22,701
                                                          =================================

Supplemental Disclosure Of Cash Flow Information
    Interest paid                                          $    9,736  $   8,591 $    8,334
                                                          =================================
    Income taxes paid                                      $    2,405  $   1,936 $    2,067
                                                          =================================

Supplemental Disclosure Of Noncash Investing
    Activities
      Acquisition of other real estate:
         Purchase price                                    $      623  $     884 $    1,213
         Reduction of loans                                      (598)      (610)      (979)
                                                          ---------------------------------
           CASH PAID TO ACQUIRE OTHER REAL ESTATE          $       25  $     274 $      234
                                                          =================================
      Sale of other real estate:
         Sales price, net of closing cost                  $      859  $     960 $    1,279
         Increase in loans                                       (526)      (284)      (554)
                                                          ---------------------------------
           CASH PROCEEDS FROM SALE OF OTHER REAL ESTATE    $      333  $     676 $      725
                                                          =================================


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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. A substantial portion of the Corporation's loans is secured by real estate in local markets. In addition, foreclosed real estate is located in this same market. Accordingly, the ultimate collectibility of a substantial portion of the Corporation's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

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

The Corporation is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 1998 was $2,201,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no trading securities during the years ended December 31, 1998, 1997, and 1996.

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

Earnings per share: In February 1997, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share". This Statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The Statement's objective is to simplify the computation of earnings per share and to make the U. S. standard for computing earnings per share more compatible with the EPS Standards of other countries and with that of the International Accounting Standards Committee. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. After the effective date, all prior period EPS data presented has been restated to conform with the provisions of this Statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                    1998              1997              1996
                                                         ------------------------------------------------------
                                                            (Dollars in thousands, except number of shares)
Income available to common stockholders
     used in basic EPS                                             $ 4,992           $ 4,272           $ 3,887
                                                         ======================================================

Weighted average number of common
     shares used in basic EPS                                    2,774,563         2,766,630         2,742,640

Effect of dilutive securities:
     Stock options                                                  62,027           113,869           119,708
                                                         ------------------------------------------------------

Weighted number of common shares and
     dilutive potential stock used in diluted
     EPS                                                         2,836,590         2,880,499         2,862,348
                                                         ======================================================

Comprehensive income: In June 1997, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". This Statement defines comprehensive income as the change in an institution's equity during a period from transactions and other events, except those resulting from investments by investors and distributions to those investors. Comprehensive income includes net income and other changes in assets and liabilities that are not reported in net income, but instead reported as a separate component of stockholders' equity. SFAS 130 is effective for financial statements for both interim and annual periods beginning after December 15, 1997.

Reclassifications: Various items in the consolidated statements of income and cash flows for the years ended December 31, 1997 and 1996 have been reclassified to conform to the classifications used at December 31, 1998. These reclassifications have no effect on net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SECURITIES

A summary of the amortized cost and estimated market values of investment securities is as follows:

                                                                    December 31, 1998
                                                 ---------------------------------------------------------
                                                                   Gross          Gross       Estimated
                                                   Amortized     Unrealized    Unrealized      Market
                                                     Cost          Gains         Losses         Value
                                                 ---------------------------------------------------------
                                                                  (Dollars in thousands)
Available for Sale
     U. S. Treasury and agency securities             $ 15,152          $  49        $  (88)     $ 15,113
     Mortgage-backed securities                         24,835             67           (93)       24,809
     State and County Municipal Bonds                   14,204            300           (51)       14,453
     Other                                               7,865             99          (132)        7,832
                                                 ---------------------------------------------------------
                                                      $ 62,056          $ 515        $ (364)     $ 62,207
                                                 =========================================================

Held to Maturity
     U. S. Treasury and agency securities              $   900           $  1         $ (60)      $   841
     Mortgage-backed securities                          8,066             63           (26)        8,103
     Corporate securities                                  100              1             -           101
     State and County Municipal Bonds                      612             33             -           645
                                                 ---------------------------------------------------------
                                                       $ 9,678           $ 98         $ (86)      $ 9,690
                                                 =========================================================


The amortized cost and estimated market values at December 31, 1998, by contractual maturity, are as follows:

                                                                                Estimated
                                                                    Amortized     Market
                                                                       Cost        Value
                                                                  -------------------------
                                                                   (Dollars in thousands)
Available for Sale
     Due in one year or less                                           $ 5,648     $ 5,622
     Due after one year but less than five years                        10,676      10,750
     Due after five years but less than ten years                       19,279      19,318
     Due after ten years                                                26,453      26,517
                                                                  -------------------------
                                                                       $62,056     $62,207
                                                                  =========================

Held to Maturity
     Due in one year or less                                             $ 684       $ 676
     Due after one year but less than five years                           500         452
     Due after five years but less than ten years                        2,620       2,625
     Due after ten years                                                 5,874       5,937
                                                                  -------------------------
                                                                       $ 9,678     $ 9,690
                                                                  =========================

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

A summary of the amortized cost and estimated market values of investment securities is as follows:

                                                                    December 31, 1997
                                                 ---------------------------------------------------------
                                                                   Gross          Gross       Estimated
                                                   Amortized     Unrealized    Unrealized      Market
                                                     Cost          Gains         Losses         Value
                                                 ---------------------------------------------------------
                                                                  (Dollars in thousands)
Available for Sale
     U. S. Treasury and agency securities             $ 16,091          $  33        $  (66)     $ 16,058
     Mortgage-backed securities                         16,608             55           (99)       16,564
     State and County Municipal Bonds                    8,491            179           (16)        8,654
     Other                                               2,693             71            (5)        2,759
                                                 ---------------------------------------------------------
                                                      $ 43,883          $ 338        $ (186)     $ 44,035
                                                 =========================================================
Held to Maturity
     U. S. Treasury and agency securities             $  1,949          $   6        $  (78)      $ 1,877
     Mortgage-backed securities                         10,874             95           (45)       10,924
     Corporate securities                                  100              2             -           102
     State and County Municipal Bonds                      702             30             -           732
                                                 ---------------------------------------------------------
                                                      $ 13,625          $ 133        $ (123)     $ 13,635
                                                 =========================================================

Proceeds from sales of securities available for sale were $21,130,319, $8,070,865 and $7,119,663 during 1998, 1997 and 1996, respectively, resulting in gross gains of $169,365, $6,251 and $51,231 and gross losses of $5,268, $6,105 and $42,206 in 1998, 1997 and 1996, respectively.

Securities with an amortized cost of $10,429,255 and $6,128,223 and a market value of $10,440,782 and $6,063,779 as of December 31, 1998 and 1997,
respectively, were pledged as collateral to secure public funds as required by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  LOANS

Major classifications of loans are summarized as follows:

                                                   December 31,
                                            ---------------------------
                                                1998          1997
                                            ---------------------------
                                              (Dollars in thousands)

Commercial                                       $ 62,213     $ 49,487
Consumer                                           21,236       17,362
Real estate:
     Construction                                  17,100       13,926
     Mortgage                                      96,477       92,701
Other                                               6,205        5,127
                                            ---------------------------
                                                  203,231      178,603
Less unearned discount                               (328)        (621)
                                            ---------------------------
                                                  202,903      177,982
Allowance for loan losses                          (2,345)      (1,991)
                                            ---------------------------
     Loans, net                                 $ 200,558    $ 175,991
                                            ===========================


An analysis of the transactions in the allowance for loan losses is given below:

                                                         December 31,
                                            ----------------------------------------
                                                1998         1997         1996
                                            ----------------------------------------
                                                    (Dollars in thousands)

Balance, beginning of year                       $ 1,991      $ 2,000       $ 1,850
Loans charged off                                   (232)        (294)         (689)
Recoveries credited to reserve                       133          233           307
Provision charged to operations                      453           52           532
                                            ----------------------------------------
Balance, end of year                             $ 2,345      $ 1,991       $ 2,000
                                            ========================================


At December 31, 1998 and 1997, the Corporation had loans totaling approximately $1,104,061 and $883,353, respectively, for which impairment had been recognized. Of the total loans impaired, $37,215 and $79,000, respectively, were valued on the present value of future cash flows and $1,066,846 and $754,353, respectively, were valued according to the underlying collateral. The average balance of the impaired loans amounted to approximately
$1,274,000 and $1,122,000 for the years ended December 31, 1998 and 1997, respectively. The allowance for loan losses related to these loans totaled approximately $372,000 and $225,000 at December 31, 1998 and 1997, respectively.
The following is a summary of cash receipts on these loans and how they were applied for the years ended December 31:

                                                                           1998         1997
                                                                    --------------------------
                                                                     (Dollars in thousands)

Cash receipts applied to reduce principal balance                          $ 473        $ 145
Cash receipts recognized as interest income                                   20           50
                                                                    --------------------------
        Total cash receipts                                                $ 493        $ 195
                                                                    ==========================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1998 and 1997, the Corporation had nonaccrual loans of $752,495 and $736,874, respectively. If interest on these loans had been recognized at the original interest rates, interest income would have increased approximately $95,000 and $65,000 in 1998 and 1997, respectively.

NOTE 4.  BANK PREMISES AND EQUIPMENT

Major classifications of bank premises and equipment are summarized as follows:

                                                  December 31,
                                            --------------------------
                                                1998         1997
                                            --------------------------
                                             (Dollars in thousands)
Land                                             $ 1,085      $ 1,085
Bank premises                                      4,305        4,284
Furniture and equipment                            4,480        4,275
                                            --------------------------
                                                   9,870        9,644
Less accumulated depreciation                      5,198        4,820
                                            --------------------------
                                                 $ 4,672      $ 4,824
                                            ==========================


NOTE 5.  MATURITIES OF CERTIFICATES OF DEPOSITS

The scheduled maturities of certificates of deposits at December 31, 1998 are as follows:

Year Ended December 31,
-----------------------
  (Dollars in thousands)

     1999                               $ 79,762
     2000                                 18,090
     2001                                 10,878
     2002                                  3,889
     2003                                  7,777
                                   --------------
                                       $ 120,396
                                   ==============


NOTE 6.  INCOME TAXES

The components of the income tax provision for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                      1998         1997        1996
                                   -------------------------------------
                                          (Dollars in thousands)

Currently payable                    $ 2,376        $ 2,092     $ 1,787
Deferred                                (223)          (124)        (75)
                                   -------------------------------------
                                     $ 2,153        $ 1,968     $ 1,712
                                   =====================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the expected income tax expense computed at 34 percent to the income tax expense included in the consolidated statements of income is as follows:

                                                                                Years Ended
                                                                               December 31,
                                                                   --------------------------------------
                                                                          1998        1997         1996
                                                                   --------------------------------------
                                                                          (Dollars in thousands)
Tax provision computed by applying current Federal
     income tax rates to income before income taxes                     $ 2,432     $ 2,122      $ 1,904
Cash settlement of nonstatutory stock options                               (70)        (92)         (42)
Exercise of nonstatutory stock options                                      (17)          -          (72)
Municipal bond interest                                                    (197)       (141)        (104)
Other                                                                         5          79           26
                                                                   --------------------------------------
                                                                        $ 2,153     $ 1,968      $ 1,712
                                                                   ======================================


The deferred income taxes result from timing differences in the recognition of certain income and expense items for tax and financial reporting purposes. The sources of these timing differences and their related tax effect are as follows:

                                                                              1998         1997        1996
                                                                       -------------------------------------
                                                                              (Dollars in thousands)
Difference between the depreciation methods
     used for financial statements and for income
     tax purposes                                                            $ (17)       $ (66)       $ (8)
Difference between loan loss provision charged
     to operating expense and the bad debt deduction
     taken for income tax purposes                                            (109)         (90)        (39)
Accretion of discount recognized on financial
     statements but not recognized for income tax
     purposes until realized                                                     1           (3)          1
Difference between accrual method used for
     financial statement and cash method used
     for income tax purposes                                                   (46)         (47)          1
Deferred compensation                                                          (42)         (15)         14
Interest related to non-accrual loans                                          (13)          95         (35)
Other                                                                            3            2          (9)
                                                                       -------------------------------------
                                                                            $ (223)      $ (124)      $ (75)
                                                                       =====================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets consist of the following components as of December 31:

                                                     1998               1997
                                            ---------------- -------------------
                                                  (Dollars in thousands)
Deferred tax assets:
  Allowance for loan losses                 $           549  $              439
  Deferred compensation                                 132                  95
  Property and equipment                                  1                   -
  Interest on non-accrual loans                          71                  50
  Debt cancellation reserve                              11                   9
  Other                                                   2                   -
                                            ---------------- -------------------
                                            $           766  $              593
                                            ---------------- -------------------

Deferred tax liabilities:
  Accrual to cash basis adjustment          $            46  $               92
  Unrealized gain on available-for-sale
    securities                                           50                  52
  Investment securities                                   7                   7
                                            ---------------- -------------------
                                            $           103  $              151
                                            ---------------- -------------------

Deferred tax assets, net                    $           663  $              442
                                            ---------------- -------------------

NOTE 7.  DEFERRED COMPENSATION AGREEMENTS

The Corporation has a Deferred Compensation Plan for the benefit of certain directors. Contributions amounted to approximately $13,400, $13,400 and $23,700 for the years ended December 31, 1998, 1997 and 1996, respectively. The Plan provides each director with an annual benefit payment upon attaining 70 years of age. In addition, benefit payments are available upon early retirement, termination and death as defined by the Plan document.

The Corporation has Deferred Compensation Plans for the benefit of certain officers. Benefits will be funded by the Corporation. The cost of these benefits is being charged to expense and accrued using a present value method over the expected term of employment. The Plan provides each covered officer an annual benefit payment upon retirement. Contributions were approximately $55,700, $45,600 and $45,200 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

Compensation expense for the 401(k) match and the ESOP was $182,992, $261,236 and $143,600 for the three years ended December 31, 1998, 1997 and 1996, respectively. The ESOP shares as of December 31 were as follows:

                                                     1998          1997
                                              ----------------------------

Allocated shares                                    171,538       165,216
Unreleased shares                                         -         8,045
                                              ----------------------------
                                                    171,538       173,261
                                              ============================

Fair value of unreleased shares                   $       -     $ 223,249
                                              ============================



In addition, the Corporation through its subsidiary, Commerce Bank of Virginia, sponsors a non-contributory Employee Stock Ownership Plan (ESOP) covering substantially all employees. Contributions to the ESOP, which are recorded as compensation expense and can be cash or stock at fair value, are at the discretion of the Board of Directors and amounted to $66,800, $60,000 and $50,000 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, there were 21,817 shares allocated to participants which are considered outstanding for purposes of computation of earnings per share.

Effective June 1, 1992, the Commerce Bank of Virginia adopted a 401(k) profit-sharing plan (the Plan) covering substantially all employees. Participants may contribute up to 15% of their compensation to the Plan. The Bank contributes 50% of the participant's contribution, up to 6% of the participant's compensation, as a matching contribution. Contributions to the Plan by the Bank were approximately $40,500, $22,500 and $23,500 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  EMPLOYMENT AGREEMENTS

The Corporation has entered into employment agreements with certain officers which expire at dates through June 30, 1999. These agreements, which contain continual self-renewing terms of one year subject to cancellation by the Corporation, provide minimum salaries during the terms of the agreements and certain severance benefits if a change of control and termination occurs as defined in the agreements. The maximum severance benefits payable, if such a termination upon change in control occurred at December 31, 1998, would have been approximately $1,775,811.

NOTE 10.  INCENTIVE COMPENSATION PLANS

The Corporation, through its subsidiaries, maintains various cash incentive and bonus plans for certain employees and directors of the individual subsidiaries. Awards through the various plans are determined based on management discretion or through predetermined award criteria for each group of participants. The level of the bonus or award is based on management discretion or the subsidiary attaining certain returns on average assets, or attaining targeted income levels for the year. The amounts awarded under the plans for the years ended December 31, 1998, 1997 and 1996 were $318,498, $213,616 and $294,594, respectively.

NOTE 11.  INCENTIVE STOCK OPTION AND NONSTATUTORY STOCK OPTION PLAN

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

The following table presents a summary of options under the Plan at December 31:

                                                                      Shares Under Options
                                                             ---------------------------------------
                                               Option Price         1998         1997         1996
                                          ----------------------------------------------------------
Outstanding, beginning of year                 $6.25 - $8.37      221,317      249,486      283,294
     Options granted                                   12.21            -            -       19,897
     Options exercised                          6.25 - 12.12       (3,064)     (10,469)     (43,705)
     Cash settlement of options                         6.25       (9,927)     (17,700)     (10,000)
                                          ----------------------------------------------------------
Outstanding, end of year                      $6.25 - $ 8.46      208,326      221,317      249,486
                                          ----------------------------------------------------------


The Corporation applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant date consistent with the methods of FASB Statement 123, the Corporation's net income and net income per share would have been reduced to the pro forma amounts indicated below. In accordance with the transition provisions of FASB Statement 123, the pro forma amounts reflect options with grant dates subsequent to January 1, 1995. There were no options granted during the years ended December 31, 1997 or December 31, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 Year Ended
                                             December 31, 1996
                                      ---------------------------------
                                           (Dollars in thousands,
                                       except per-share information)
Net income:
     As reported                                   $3,887
     Pro forma                                      3,839

Net income per share:
     As reported                                     1.36
     Pro forma                                       1.35


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

NOTE 12.  LIFE INSURANCE

The Corporation is owner and designated beneficiary on life insurance in the face amount of $4,324,000 maintained on certain of its officers and directors. At December 31, 1998 and 1997, the cash surrender value of these policies was $637,000and $635,000, respectively, which is included in other assets.

NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires corporations to disclose the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.

Fair value estimates made as of December 31, 1998 are based on relevant market information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and short-term instruments approximate those assets' fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deposit liabilities: The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW, savings, and money market deposits, was, by definition, equal to the amount payable on demand as of December 31, 1998. The fair value of certificates of deposit was based on the discounted value of contractual cash flows, calculated using the discount rates that equaled the interest rates offered at the valuation date for deposits of similar remaining maturities.

The following is a summary of the carrying amounts and estimated fair values of the Corporation's financial assets and liabilities to include off-balance sheet financial instruments as December 31:

                                                                  1998                       1997
                                                       -----------------------------------------------------
                                                         Carrying     Estimated     Carrying    Estimated
                                                          Amount      Fair Value     Amount     Fair Value
                                                       -----------------------------------------------------
                                                                      (Dollars in thousands)
Financial assets:
     Cash and due from banks, noninterest bearing           $ 12,661     $ 12,661     $ 11,723     $ 11,723
     Federal funds sold and other short-term
       investments                                            34,657       34,657       14,606       14,606
     Interest-bearing deposits in other depository
       institutions                                              289          289          675          675
     Securities available for sale                            62,207       62,207       44,035       44,035
     Investment securities                                     9,678        9,690       13,625       13,635
     Loans, net of reserve for credit losses                 200,558      200,542      175,991      176,402
     Accrued interest receivable                               1,950        1,950        1,805        1,805

Financial liabilities:
     Deposits                                                237,529      238,994      237,529      238,185
     Accrued interest payable                                    755          755          834          834


At December 31, 1998, the Corporation had outstanding standby letters of credit and fixed and variable rate commitments to extend credit. For fair value, the fixed rate loan commitments were considered based on committed rates versus market rates for similar transactions. Due to market constraints, rates have remained relatively unchanged on these products, therefore, management has determined fair value to be the same as the committed value. Standby letters of credit and variable rate commitments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and therefore, they were deemed to have no current fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  COMMITMENTS AND CONTINGENCIES

Financial instruments with off-balance-sheet risk:

The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Corporation's commitments at December 31, 1998 and 1997 is as follows:

                                                    1998         1997
                                              ---------------------------
                                                (Dollars in thousands)

Commitments to extend credit                      $ 30,409      $ 33,185
Standby letters of credit                            4,144         3,590
                                              ---------------------------
                                                  $ 34,553      $ 36,775
                                              ===========================


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

Fixed-rate commitments were $9,964,000 and $11,192,000 as of December 31, 1998 and 1997, respectively. The average rates charged on the fixed-rate commitments were 8.0% - 10.5% for the years then ended.

All of the Corporation's loans, commitments to extend credit, and standby letters of credit have been granted to customers within the state and, more specifically, its local geographic area of Virginia. The concentrations of credit by type of loan are set forth in Note 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease commitments:

The Corporation leases land, tenant space and certain equipment under operating leases expiring at various dates to 2008. Total rental expense amounted to approximately $103,000, $108,000 and $101,300 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, minimum annual lease payments in the aggregate were as follows:

   Year Ended December 31,
------------------------------
   (Dollars in thousands)

1999                           $            214
2000                                        167
2001                                        163
2002                                        166
2003                                        168
Thereafter                                  561
                               -----------------
                               $          1,439
                               -----------------

The Hanover branch facility is owned by a company whose principal shareholder is the Corporation's Chairman. The base annual rent as of December 31, 1998 is $40,800 per year through 2005 and increases three percent annually.

NOTE 15.  RELATED PARTY TRANSACTIONS

At December 31, 1998, loans to officers and directors and corporations in which officers and directors own a significant interest totaled $12,102,154. All such loans were made in the normal course of business on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions.

An analysis of these related party transactions is as follows:

                                           Balance                                       Balance
                                        December 31,                                   December 31,
                                            1997         Additions      Repayments         1998
                                       --------------------------------------------------------------
                                                          (Dollars in thousands)
Directors                                     $ 10,065       $ 13,002        $ 12,763       $ 10,304
Officers and Emloyees                            1,680            841             723          1,798
                                       --------------------------------------------------------------
                                              $ 11,745       $ 13,843        $ 13,486       $ 12,102
                                       --------------------------------------------------------------



NOTE 16.  CAPITAL STOCK

On June 11, 1998, the Corporation changed its authorized capital from 4,000,000 shares of $3 par value stock to 20,000,000 shares of $3 par value common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital as defined in the regulations to risk-weighted assets as defined, and of Tier I capital as defined to average assets as defined. Management believes, as of December 31, 1998, that the Corporation meets all capital

As of December 31, 1998, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                      To Be Well Capitalized
                                                                    For Capital       Under Prompt Corrective
                                               Actual            Adequacy Purposes       Action Provisions
                                      ------------------------------------------------------------------------
                                         Amount      Ratio       Amount      Ratio       Amount      Ratio
                                      ------------------------------------------------------------------------
                                                              (Dollars in Thousands)
As of December 31, 1998:
     Total Capital                       $ 36,366   15.15%       $ 19,203    8.00%       $ 24,004   10.00%
        (to Risk Weighted Assets)
     Tier I Capital                        34,021   14.17%          9,601    4.00%         14,402    6.00%
        (to Risk Weighted Assets)
     Tier I Capital                        34,021   11.52%         11,812    4.00%         14,764    5.00%
        (to Average Assets)

As of December 31, 1997:
     Total Capital                       $ 32,931   17.43%       $ 15,116    8.00%       $ 18,895   10.00%
        (to Risk Weighted Assets)
     Tier I Capital                        30,940   16.38%          7,558    4.00%         11,337    6.00%
        (to Risk Weighted Assets)
     Tier I Capital                        30,940   12.03%         10,285    4.00%         12,856    5.00%
        (to Average Assets)

Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Corporation's regulatory agency. Under that limitation, the Corporation's subsidiaries could have declared additional dividends of approximately $10,569,000 in 1998 without regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly operating results for each of the four quarters in fiscal years 1998 and 1997:


(In thousands, except per share data)        March 31       June 30   September 30   December 31
--------------------------------------- -------------- ------------- -------------- -------------
1998
  Total interest income                 $       5,576  $      5,864  $       6,123  $      6,259
  Total interest expense                        2,268         2,362          2,468         2,559
  Net interest income                           3,308         3,502          3,655         3,700
  Provision for loan losses                        52            58            198           145
  Noninterest income                              515           511            815           432
  Noninterest expense                           2,119         2,160          2,267         2,294
  Earnings before income tax expense            1,652         1,795          2,005         1,693
  Income tax expense                              515           592            630           416
  Net earnings                          $       1,137  $      1,203  $       1,375  $      1,277
  Basic earnings per share              $        0.41  $       0.43  $        0.50  $       0.46
  Diluted earnings per share            $        0.40  $       0.42  $        0.49  $       0.45

1997
  Total interest income                 $       5,088  $      5,260  $       5,399  $      5,521
  Total interest expense                        2,009         2,151          2,188         2,212
  Net interest income                           2,989         3,109          3,211         3,309
  Provision for loan losses                        15            10              5            22
  Noninterest income                              415           422            443           386
  Noninterest expense                           2,026         2,155          1,907         1,904
  Earnings before income tax expense            1,363         1,366          1,742         1,769
  Income tax expense                              481           495            575           417
  Net earnings                          $         882  $        871  $       1,167  $      1,352
  Basic earnings per share              $        0.32  $       0.32  $        0.41  $       0.49
  Diluted earnings per share            $        0.31  $       0.30  $        0.40  $       0.47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.  PARENT CORPORATION

Financial statements for Community Bankshares Incorporated (not consolidated) are presented below.

COMMUNITY BANKSHARES INCORPORATED
(Parent Corporation Only)
Balance Sheets
December 31, 1998 and 1997
(Dollars in thousands)

ASSETS                                                                       1998         1997
---------------------------------------------------------------------------------------------------
     Cash                                                                    $  1,749     $  1,331
     Investment in subsidiaries                                                32,069       29,467
     Securities available for sale                                                 75          129
     Other assets                                                                 227          225
                                                                         --------------------------
               Total assets                                                  $ 34,120     $ 31,152
                                                                         ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities:
        Guaranteed debt of Employee Stock Ownership Trust                    $      -     $     91
        Deferred income taxes                                                       -           20
                                                                         --------------------------
                                                                                    -          111
                                                                         --------------------------

     Stockholders' equity:
        Capital stock, $3.00 par value; 1998, 20,000,000 shares
           authorized; 2,761,926 shares issued and outstanding;
           1997, 4,000,000 shares authorized; 2,779,426 shares
           issued and outstanding                                               8,286        8,338
        Surplus                                                                 4,915        5,425
        Retained earnings                                                      20,820       17,268
        Accumulated other comprehensive income of
           subsidiaries, net of taxes                                             122           61
        Accumulated other comprehensive income (loss)
           of parent corporation, net of tax                                      (23)          40
                                                                         --------------------------
                                                                               34,120       31,132

        Unearned ESOP shares                                                        -          (91)
                                                                         --------------------------

               Total stockholders' equity                                      34,120       31,041
                                                                         --------------------------

               Total liabilities and stockholders' equity                    $ 34,120     $ 31,152
                                                                         ==========================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY BANKSHARES INCORPORATED
(Parent Corporation Only)
Statements of Income
Years Ended December 31, 1998, 1997 and 1996
(Dollars in thousands)

                                                                  1998         1997         1996
-------------------------------------------------------------------------------------------------
Income:
     Dividends from subsidiaries                               $ 2,372      $ 2,168        $ 929
     Gain on sale of securities                                     85            -            -
     Other                                                           2            -            -
                                                          ---------------------------------------
                                                                 2,459        2,168          929
                                                          ---------------------------------------

Expenses:
     Professional fees                                              34          108           88
     Stationary and supplies                                        19           14           17
     Taxes, miscellaneous                                            1            1            1
     Other                                                           1            3            8
                                                          ---------------------------------------
               Total expenses                                       55          126          114
                                                          ---------------------------------------

Income taxes (credits)                                               8          (20)         (13)
                                                          ---------------------------------------

               Income before equity in
                  undistributed income
                  of subsidiaries                                2,396        2,062          828

Equity in undistributed income of subsidiaries                   2,596        2,210        3,059
                                                          ---------------------------------------

               Net income                                      $ 4,992      $ 4,272      $ 3,887
                                                          =======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY BANKSHARES INCORPORATED
(Parent Corporation Only)
Statements of Changes in Stockholders' Equity
Years Ended December 31, 1998, 1997 and 1996
(Dollars in thousands)

                                                                                                      Accumulated
                                                                                          Unearned       Other
                                                         Capital              Retained      ESOP     Comprehensive
                                                          Stock     Surplus   Earnings     Shares        Income       Total
------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                                 $8,192     $5,633    $10,238      $(330)         $160       $23,893
                                                                                                                    ---------
Comprehensive income:
    Net income for the year ended
       December 31, 1996                                                        3,887                                  3,887
    Other comprehensive income, net of tax:
       Unrealized holding losses on available-for-sale
          securities arising during the period, net of
          deferred income tax benefit of $224                                                             (431)         (431)
       Less reclassification adjustment for gains included
          in net income, net of  income tax expense of $3                                      -             6             6
                                                                                                                    ---------
Comprehensive income                                                                                                   3,462
                                                                                                                    ---------

    Issuance of common stock pursuant to
    exercise of stock options                               131         79                                               210
Cash settlement of options                                            (124)                                             (124)
Proceeds from sale of stock to ESOP                          11         29                                                40
Purchase of fractional shares                                           (1)                                               (1)
Cash dividends declared                                                          (279)                                  (279)
Release of ESOP shares                                                  41          6         91                         138
                                             ----------------------------------------------------------------------------------

Balance, December 31, 1996                                8,334      5,657     13,852       (239)         (265)       27,339
                                                                                                                    ---------
Comprehensive income:
    Net income for the year ended
       December 31, 1997                                      -          -      4,272          -             -         4,272
    Other comprehensive income, net of tax:
       Unrealized holding gains on available-for-sale
          securities arising during the period, net of
          deferred income tax expense of $189                 -          -          -          -           366           366
                                                                                                                    ---------
Comprehensive income                                                                                                   4,638
                                                                                                                    ---------
Issuance of common stock pursuant to
    exercise of stock options                                31         44          -          -             -            75
Cash settlement of options                                    -       (271)         -          -             -          (271)
Common stock repurchased                                    (27)      (130)         -          -             -          (157)
Purchase of fractional shares                                 -         (2)         -          -             -            (2)
Cash dividends declared                                       -          -       (859)         -             -          (859)
Release of ESOP shares                                        -        127          3        148             -           278
                                          -----------------------------------------------------------------------------------

Balance, December 31, 1997                                8,338      5,425     17,268        (91)          101        31,041
                                                                                                                    ---------
Comprehensive income:
    Net income for the year ended
       December 31, 1998                                      -          -      4,992          -             -         4,992
    Other comprehensive income, net of tax:
       Unrealized holding gains on available-for-sale
          securities arising during the period, net of
          deferred income tax expense of $64                  -          -          -          -           106           106
       Less reclassification adjustment for gains included
          in net income, net of income tax expense of $56     -          -          -          -          (108)         (108)
                                                                                                                    ---------
Comprehensive income                                                                                                   4,990
                                                                                                                    ---------
Issuance of common stock pursuant to
    exercise of stock options                                10         14          -          -             -            24
Cash settlement of options                                    -       (208)         -          -             -          (208)
Common stock repurchased                                    (62)      (441)         -          -             -          (503)
Cash dividends declared                                       -          -     (1,444)         -             -        (1,444)
Release of ESOP shares                                        -        125          4         91             -           220
                                             ---------------------------------------------------------------------------------
Balance, December 31, 1998                               $8,286     $4,915    $20,820         $-           $99       $34,120
                                             =================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY BANKSHARES INCORPORATED
(Parent Corporation Only)
Statements of Cash Flows
Years Ended December 31, 1998, 1997 and 1996
(Dollars in thousands)

                                                                                 1998         1997         1996
------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income                                                                $ 4,992      $ 4,272       $ 3,887
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Gain on sale of securities                                                 (85)           -             -
        Release of ESOP shares                                                     129          129            49
        Undistributed earnings of subsidiary                                    (2,596)      (2,210)       (3,059)
        Changes in operating assets and liabilities:
           (Increase) decrease in other assets                                      65          (46)         (111)
           Increase (decrease) in other liabilities                                  -          (67)           31
                                                                          ----------------------------------------
               Net cash provided by operating activities                         2,505        2,078           797
                                                                          ----------------------------------------

Investing Activities
     Proceeds from sale of investment securities                                   154            -             -
     Purchase of investment securities                                            (110)         (69)            -
                                                                          ----------------------------------------
           Net cash provided by (used in) investing activities                      44          (69)            -
                                                                          ----------------------------------------

Financing Activities
     Cash settlement of options                                                   (208)        (271)         (124)
     Payment of fractional shares                                                    -           (2)           (1)
     Dividends paid                                                             (1,444)        (859)         (279)
     Net proceeds from issuance of common stock                                     24           75            61
     Common stock repurchased                                                     (503)        (157)            -
                                                                          ----------------------------------------
           Net cash used in financing activities                                (2,131)      (1,214)         (343)
                                                                          ----------------------------------------

           Increase in cash                                                        418          795           454

Cash, beginning                                                                  1,331          536            82
                                                                          ----------------------------------------

Cash, ending                                                                   $ 1,749      $ 1,331         $ 536
                                                                          ========================================

Item 9.        Disagreements on Accounting and Financial Disclosure.

        None

Item 10.       Directors and Executive Officers of The Company.

        The information required by Item 10 of Form 10-K appears in the Company's Proxy Statement for the 1999 Annual Meeting and is incorporated herein by reference.

Item 11.       Executive Compensation.

        The information required by Item 11 of Form 10-K appears in the Company's Proxy Statement for the 1999 Annual Meeting and is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

        The information required by Item 12 of Form 10-K appears in the Company's Proxy Statement for the 1999 Annual Meeting and is incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions.

        The information required by Item 13 of Form 10-K appears in the Company's Proxy Statement for the 1999 Annual Meeting and is incorporated herein by reference.

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1)        None

(a) (2)        None

(a) (3)        Exhibits included herein:
                     21 - Subsidiaries of the Registrant


(b) Reports on Form 8-K:     None

Exhibit 21

                         Subsidiaries of the Registrant


                               The Community Bank
                            200 North Sycamore Street
                                 P .O. Box 2166
                           Petersburg, Virginia 23804


                            Commerce Bank of Virginia
                             11500 West Broad Street
                                 P. O. Box 29569
                            Richmond, Virginia 23242


                           County Bank of Chesterfield
                             10400 Hull Street Road
                           Midlothian, Virginia 23112

 SIGNATURES
        Pursuant to the requirements of Section 13 or 15 (d) Of the Securities Exchange Act of 1934, COMMUNITY BANKSHARES INCORPORATED has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                        COMMUNITY BANKSHARES INCORPORATED

s/ Nathan S. Jones, 3rd                    s/ Thomas H. Caffrey, Jr.
-----------------------                    ---------------------------------
Nathan S. Jones, 3rd                       Thomas H. Caffrey, Jr.
President and Chief Executive Officer      Senior Vice President and Chief Financial Officer
Date:     March 30, 1999                   Date:     March 30, 1999
------------------------                   ------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of COMMUNITY BANKSHARES INCORPORATED and in the capacities and on the date indicated:



 s/ Sam T. Beale                                     Date:     March 30, 1999
--------------------------------------               ------------------------
Sam T. Beale, Director


 s/ David E. Hudgins                                 Date:     March 30, 1999
--------------------------------------               ------------------------
David E. Hudgins, Director


 s/ Richard C. Huffman                               Date:     March 30, 1999
--------------------------------------               ------------------------
Richard C. Huffman, Director


 s/ Nathan S. Jones, 3rd                             Date:     March 30, 1999
--------------------------------------               ------------------------
Nathan S. Jones, 3rd, Director


 s/ Vernon E. LaPrade, Jr.                           Date:     March 30, 1999
--------------------------------------               ------------------------
Vernon E. LaPrade, Jr., Director


 s/ Elinor B. Marshall                               Date:     March 30, 1999
--------------------------------------               ------------------------
Elinor B. Marshall, Director


 s/ Jack W. Miller, Jr.                              Date:     March 30, 1999
--------------------------------------               ------------------------
Jack W. Miller, Jr., Director


 s/ H. E. Richeson                                   Date:     March 30, 1999
--------------------------------------               ------------------------
H. E. Richeson, Director


 s/ Alvin L. Sheffield                               Date:     March 30, 1999
--------------------------------------               ------------------------
Alvin L. Sheffield, Director


 s/ Harold L. Vaughan                                Date:     March 30, 1999
--------------------------------------               ------------------------
Harold L. Vaughan, Director