Form 10-Q
period 1999-03-31
COMMUNITY BANKSHARES INC /VA/
filed 1999-05-13
CIK 742279

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1998: Common Stock, $3.00 par value, 2,759,087 shares.

                        COMMUNITY BANKSHARES INCORPORATED
                                    FORM 10-Q

                                 March 31, 1999


                                      INDEX

                                                                            Page

Part I.  Financial Information

           Consolidated Balance Sheets as of March 31, 1999
                  and December 31, 1998                                      3

           Consolidated Statements of Income for the three months and
                  fiscal year to date ended March 31, 1999 and 1998          4

           Consolidated Statements of Cash Flows for the three
                  ended March 31, 1999 and 1998                              5

            Management's Discussion and Analysis of the Financial
                    Condition and Results of Operations                      6


Part II.  Other Information                                                 15

Part I.  Financial Information

                                        COMMUNITY BANKSHARES INCORPORATED
                                     Consolidated Balance Sheets (Unaudited)
                                                  (In Thousands)
                                                                       March 31                     December 31,
ASSETS                                                                   1999                           1998
------                                                                   ----                           ----
Cash and cash equivalents:
       Cash and due from banks                                         $ 14,764                       $ 12,778
       Federal funds sold                                              $ 12,907                       $ 34,657
                                                                       ---------                      --------
                   Total cash and cash equivalents                     $ 27,671                       $ 47,435
                                                                       ---------                      --------

Securities available for sale, at fair value                           $ 64,517                       $ 62,131
Investment securities                                                  $  8,666                       $  9,679
                                                                       ---------                      --------
                   Total securities                                    $ 73,183                       $ 71,810
                                                                       ---------                      --------

Loans, net of unearned income                                          $222,635                       $203,232
      Less allowance for loan losses                                   $  2,423                       $  2,345
                                                                       ---------                      --------
                   Net loans                                           $220,212                       $200,887

Bank premises and equipment, net                                       $  4,759                       $  4,765
Other real estate owned                                                $  1,333                       $  1,078
Other assets                                                           $  4,432                       $  4,170
                                                                       ---------                      --------

                   Total assets                                        $331,590                       $330,145
                                                                       ========                       ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits:
     Noninterest-bearing deposits                                      $ 54,413                       $ 54,354
     Interest-bearing  deposits                                        $ 238,943                      $237,724
                                                                       ---------                      --------
                   Total deposits                                      $293,356                       $292,078

Federal Funds Purchased                                                $      -                       $      -
Securities sold under agreements to repurchase                         $  1,865                       $  1,914
Other liabilities                                                      $  2,096                       $  2,033
Guaranteed debt of Employee Stock
        Ownership Trust                                                $      -                       $      -
                                                                       ---------                      --------
                   Total liabilities                                   $297,317                       $296,025
                                                                       ---------                      --------

Stockholder's equity
     Capital stock                                                     $  8,250                       $  8,286
     Surplus                                                           $  4,665                       $  4,915
     Retained earnings                                                 $ 21,550                       $ 20,820
     Unrealized gains (losses) on securities
          available for sale, net of taxes                             $   (192)                      $     99
                   Unearned ESOP shares                                $      -                       $      -
                                                                       ---------                      --------

                   Total stockholder's equity                          $ 34,273                       $ 34,120
                                                                       ---------                      --------

                   Total liabilities and
                           stockholder's equity                        $331,590                       $330,145
                                                                       ========                       ========

                                              COMMUNITY BANKSHARES INCORPORATED
                                        Consolidated Statements of Income (Unaudited)
                                                                                                      Fiscal year to date
                                                                        Quarter ended                  Three months ended
                                                                           March 31,                        March 31,
                                                               -----------------------------   -------------------------------
                                                                      1999           1998              1999            1998
                                                                      ----           ----              ----            ----
Interest  income:
       Interest and fees on loans                                    $ 4,925        $ 4,459            $ 4,925        $ 4,459
       Interest on securities:
              U.S. Treasury securities and U.S.government
                      agency and corporation obligations             $   871        $   747            $   871        $   747
              Obligations of states and political subdivisions       $   180        $   124            $   180        $   124
              Other securities                                       $    33        $    16            $    33        $    16
       Interest on Federal funds sold                                $   202        $   230            $   202        $   230
                                                                     -------        -------            -------        -------
                              Total interest income                  $ 6,211        $ 5,576            $ 6,211        $ 5,576

Interest expense:
       Interest on deposits                                          $ 2,542        $ 2,254            $ 2,542        $ 2,254
       Interest on Federal funds purchased                           $     -        $     -            $     -        $     -
       Interest on Securities sold under
              agreements to repurchase                               $    22        $    14            $    22        $    14
                                                                     -------        -------            -------        -------

                              Total interest expense                 $ 2,564        $ 2,268            $ 2,564        $ 2,268
                                                                     -------        -------            -------        -------
                               Net interest income                   $ 3,647        $ 3,308            $ 3,647        $ 3,308
                                                                     -------        -------            -------        -------

Provision for loan losses                                            $    80        $    52            $     80       $    52
                               Net interest income after provision
                                    for loan losses                  $ 3,567        $ 3,256            $ 3,567        $ 3,256
                                                                     -------        -------            -------        -------
Other income:
       Service charges, commissions and fees                         $   473        $   366            $   473        $   366
       Security gains (losses)                                       $    (4)       $    96            $    (4)       $    96
       Gain on sale of bank premises and equipment                   $     -        $     -            $     -        $     -
       Gain on sale of other real estate                             $     -        $     -            $     -        $     -
       Other operating income                                        $    48        $    53            $    48        $    53
                                                                     -------        -------            -------        -------

                              Total other income                     $   517        $   515            $   517        $   515
Other expenses:
       Salaries and benefits                                         $ 1,455        $ 1,263            $ 1,455        $ 1,263
       Expense on premises and fixed assets, net                     $   305        $   277            $   305        $   277
       Other operating expenses                                      $   653        $   579            $   653        $   579
                                                                     -------        -------            -------        -------

                              Total other expenses                   $ 2,413        $ 2,119            $ 2,413        $ 2,119

Income before income taxes                                           $ 1,671        $ 1,652            $ 1,671        $ 1,652
Income tax expense                                                   $   527        $   515            $   527        $   515
                                                                     -------        -------            -------        -------

                              Net income                             $ 1,144        $ 1,137            $ 1,144        $ 1,137
                                                                     -------        -------            -------        -------
Earnings per common and common equivalent
        shares (based on 2,759,087; 2,782,030
         2,759,087; 2,782,030 respectively)                          $  0.41        $  0.41            $  0.41        $  0.41
                                                                     -------        -------            -------        -------
Earnings per common share, assuming full
         dilution( based on 2,967,413; 2,915,356
         2,967,413; 2,915,356 respectively)                          $  0.39        $  0.39            $  0.39        $  0.39
                                                                     -------        -------            -------        -------

                                            COMMUNITY BANKSHARES INCORPORATED
                                    Consolidated Statements of Cash Flows (Unaudited)
                                        Nine Months Ended March 31, 1999 and 1998
                                                                                  1999                           1998
                                                                                  ----                           ----
Cash Flows from Operating Activities
     Net income                                                                 $  1,144                        $  1,137
     Adjustments to reconcile net income to net cash and
            cash equivalents provided by operating activities:
                  Depreciation of bank premises and equipment                   $    125                        $    119
                  Provision for loan losses                                     $     80                        $     53
                  Amortization and accretion of investment securities           $     12                        $    (18)
                  (Gain) loss on sale of bank premises and equipment            $      -                        $     (7)
                  (Gain) loss on sale of other securities                       $      4                        $    (11)
                  (Gain) loss on sale of other real estate                      $      -                        $      -
                  Changes in operating assets and liabilities:
                            (Increase) Decrease in accrued interest receivable  $   (175)                       $     22
                            (Increase) Decrease in prepaid expenses             $    (99)                       $    (92)
                            (Increase) Decrease in accrued interest payable     $     24                        $    107
                            (Increase) Decrease in unrealized securities losses $   (166)                       $    (87)
                            (Increase) Decrease in deferred income taxes        $    (99)                       $    (93)
            Net change in other operating assets and liabilities                $    151                        $    316
                                                                                --------                        --------


                               Net cash and cash equivalents provided
                                    by operating activities                     $  1,001                        $  1,446

Cash Flows from Investing Activities
     Proceeds from sale of investment securities                                $  4,269                        $  6,827
     Proceeds from maturities of investment securities                          $  5,437                        $  3,955
     Purchase of investment securities                                          $(11,452)                       $(11,912)
     Purchase of other real estate                                              $   (255)                       $   (165)
     Net increase in loans                                                      $(19,398)                       $ (6,804)
     Proceeds from sale of bank premises and equipment                          $      -                        $     20
     Proceeds from sale of other real estate                                    $      -                        $    431
     Capital expenditures                                                       $    105                        $   (216)
                                                                                --------                        --------
                               Net cash and cash equivalents used in
                                    investing activities                        $(21,294)                       $ (7,864)

Cash Flows from Financing Activities
     Net increase (decease) in deposits                                         $  1,278                        $ 14,523
     Net increase (decrease) in federal funds purchased                         $    (49)                       $      -
     Redemption of common stock                                                 $   (286)                       $      -
     Issuance of common stock                                                   $      -                        $     21
     Dividends paid                                                             $   (414)                       $   (469)
                                                                                --------                        --------
                               Net cash and cash equivalents provided
                                    by financing activities                     $    529                        $ 14,075
                                                                                ========                        ========

Increase (decrease) in cash and cash equivalents                                $(19,764)                       $  7,657
                                                                                --------                        --------

Cash and cash equivalents at beginning of period                                $ 47,435                        $ 27,205
                                                                                --------                        --------

Cash and cash equivalents at end of period                                      $ 27,671                        $ 35,107
                                                                                --------                        --------
Supplemental Disclosure of Cash Flow Information
     Cash payments for:
            Interest                                                            $  2,574                        $  2,262
                                                                                --------                        --------

            Income taxes                                                        $    446                        $    517
                                                                                --------                        --------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Community Bankshares Incorporated (the "Company") is a multi-bank holding company organized under Virginia law which provides financial services through its wholly-owned subsidiaries, The Community Bank and Commerce Bank of Virginia, and County Bank of Chesterfield. All subsidiary banks are full service retail commercial banks offering a wide range of banking services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage and consumer loans. The Company's primary trade areas are the Petersburg, Virginia area and the Richmond, Virginia area. The Company operates thirteen branch locations in these trade areas.

     The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Community Bankshares Incorporated. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

Overview. Net income for the first three months of 1999 of $1.144 million was an increase of 0.26% over the first three months of 1998. Earnings per share (on a fully diluted basis) for the three months ended March 31, 1999 was $0.41 compared to $0.41 for the same period last year.

     The Company's return on average equity decreased for the first three months of 1999 over 1998. The return on average equity was 13.88% for the three months ended March 31, 1999, compared to 15.56% in 1998. The return on average assets amounted to 1.48% and 1.68% for the three months ended March 31, 1999 and 1998.

Net Interest Income. Net interest income represents the principal source of earnings for the Company. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

     Net interest income increased 10.25% to $3.647 million for the first three months of 1999. This increase was attributable to the growth in the Company's loan portfolio. Total loans outstanding increased 9.55%, or $19.404 million for the first three months of 1999. The Company has had a consistent increase in loan demand. It is management's belief that the increase in the lending volume is a result of competitive pricing and, responsiveness to loan demands. The ability to make timely loan decisions is an operating characteristic that often allows the Company the opportunity to meet the needs of borrowers before their competitors. The Company is competitive with rates and origination fees charged on loans. However, since 69.33% of the entire loan portfolio may be repriced in one year or less, the Company has the ability to respond quickly to market changes in rate structures.

     Interest expense for the three months ended March 31, 1999, increased 13.05% to $2.564 million as compared to $2.268 million for the same period one year earlier. This increase was due to an increase in the volume of interest-bearing liabilities.

Provision for Possible Loan Losses. The provision for possible loan losses was increased, $80,000 for the first three months of 1999. This provision is an estimate of an amount deemed adequate to provide for potential losses in the portfolio. The level of losses is affected by general economic trends as well as conditions affecting individual borrowers. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and comparison to peer groups.

     The allowance for loan losses totaled $2.423 million at March 31, 1999 or 1.09% of total loans, as compared to $2.345 or 1.15% at December 31, 1998.
Non-performing assets totaled $3.483 million at March 31, 1999 compared to $3.392 million at December 31, 1998. The multiple of the allowance for loan losses to non-performing assets was 0.70x at March 31, 1999 and 0.69x at December 31, 1998. Management constantly evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

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

Non-Interest Income. For the three months ended March 31, 1999, non-interest income increased $2,000 or 0.39% to $0.517 million as compared to $0.515 million one year earlier. The amount of fee income collected actually increased by $107,000, however this was largely offset by a $100,000 decrease in security gains.

Non-Interest Expense. Non-interest expense of $2.413 million for the three months ended March 31, 1999, was an increase of $294,000 or 13.87% over the $2.119 million for the same period last year. Salaries and employee benefits, the largest component on non-interest expense increased 15.20% to $1.45 million for the first three months of 1998, this was partially due to a new branch opening.

Financial Condition

     Total assets as of March 31, 1999 were $331.590 million, an increase of 0.44% from $330.145 million at December 31, 1998. Net loans outstanding for the three months ended March 31, 1999 stood at $220.212 million, a net increase of $19.325 million or 9.62% over the $200.887 million recorded at December 31, 1998.

     Deposits for the three months ended March 31, 1999 stood at $293.356 million an increase of $1.278 million or 0.44% over the $292.078 at December 31, 1998.

     Total securities for the three months ended March 31, 1999 were $73.183 million an increase of $1.373 million or 1.91% from the $71.810 million at December 31, 1998. The securities portfolio is maintained to manage excess funds in order to provide diversification and liquidity in the overall asset management policy. The maturity of securities purchased are based on the needs of the Company and current yields and other market conditions. Securities are classified as held-to-maturity when management has the positive intent and the Company has the ability at the time of purchase to hold them until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount. Securities to be held for indefinite periods of time and not intended to be held-to-maturity or on a long-term basis are classified as available-for-sale and accounted for at fair market value on an aggregate basis. Unrealized gains or losses are reported as increases or decreases in stockholder's equity, net of the related tax effect.

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

     At March 31, 1999, the Company's ratio of total capital to risk-weighted assets was 15.54% and its ratio of Tier 1 capital to risk-weighted assets was 14.52%. Both ratios exceeded the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at March 31, 1999 (dollars in thousands):

                  Tier 1 Capital                              $ 34,465

                  Tier 2 Capital                              $  2,423

                  Total risk-based capital                    $ 36,888

                  Total risk-weighted assets                  $237,435

Capital Ratios:

                  Tier 1 risk-based capital ratio                15.54%

                  Total risk-based capital ratio                 14.51%

                  Tier 1 Capital to average total assets         11.38%

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

    For the three months ended March 31, 1999 the Company provided cash or liquidity from operations in the amount of $1.001 million. The Company's net investing activities used $21.294 million in the same period. Financing activities provided an additional $0.529 million, consisting mainly of an increase in deposits of $1.278. For the first three months of 1998 this produced a net decrease in liquidity of approximately $19.764 million. Cash and cash equivalents on hand at March 31, 1999 totaled $27.671 million. Management believes that the Company has enough asset liquidity to meet the needs of maturing deposits.

Year 2000 Issues. The Year 2000 Issue (commonly referred to as "Y2K") is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. The Y2K issue, which is common to most corporations, including banks, concerns the inability of information systems, primarily (but not exclusively) computer software programs, to properly recognize and process date-sensitive information as the Year 2000 approaches and beyond. The following constitutes the Company's Y2K readiness disclosure under the Year 2000 Information and Readiness Disclosure Act.

Since the Company's subsidiary bank's information systems functions are either outsourced to service providers or processed on in-house computer systems using programs developed by third-party vendors, the direct effort to correct Y2K issues will be undertaken largely by third parties and will therefore not be totally within the Company's direct control. The Company expects to bring all of its mission critical operating systems into compliance with Y2K requirements through the installation of updated or replacement programs developed by third parties.

The Company began addressing the Y2K issue in the fall of 1997 when its subsidiary banks formed Y2K project teams comprised of financial, operations, data processing and loan servicing personnel. A Y2K Plan of Action was developed by each bank and approved by the respective Boards of Directors and by the Board of Directors of the company in 1997. The Board of Directors receive quarterly Year 2000 status reports on all mission critical systems and their related testing details.

The Y2K Project Teams have completed an assessment, identified all mission critical systems and created a tracking system which identifies all third party vendors and their Y2K compliance status and their Y2K compliant version of all bank installed systems. Mission critical systems include hardware, software programs, program interfaces, operating systems along with other mechanical or computer-generated requirements that are beyond the Company's main central processing systems. Based on the results of the assessments, the Company's subsidiary banks have established internal time frames to upgrade or replace its existing hardware and software systems. The subsidiary banks will utilize internal and external resources to test the software and systems for Year 2000 modifications and compliance. The Company has completed approximately 100% of the planned upgrades as of March 31, 1999. All of the Company's subsidiary banks expect to be fully Y2K compliant before September 30, 1999.

The Company's plan to resolve the Y2K issue was developed along the five phase project management process outlined in the Federal Financial Institutions Examination Council (FFIEC) Year 2000 statement dated May 5, 1997 which consisted of:

1. Awareness. This phase defined the Y2K issue for all the Company Directors, Officers and employees and made them aware of the potential challenges associated with the century date change. This phase has been completed.
2. Assessment. This phase consisted of an extensive evaluation of the size and complexity of the Y2K issue and an identification of all systems software and hardware that had Y2K implications on continuing operations. During this phase all mission critical vendors were identified and an ongoing monitoring process was initiated. This phase has been completed and the vendor monitoring process is ongoing.

3. Renovation. This phase consisted of upgrading, repairing or replacing all mission critical systems and hardware, along with the installation of upgraded and enhanced computer software provided by third party vendors. All mission critical third party systems have either been replaced or upgraded with a Y2K compliant product as of March 31, 1999. All non critical software applications that are effected by the Y2K problem have been identified and will be upgraded to compliant systems by June 30, 1999.
4. Validation. This is the testing phase of the Y2K project. The Y2K Project Teams have developed and implemented test plans for all mission critical systems and will document the test results for review and certification before any new or upgraded system will be released into daily operations. This phase of the plan will be completed by June 30, 1999.
5. Implementation. This is the phase that involves incorporating all Y2K compliant systems into the daily operating environment.

The Company's subsidiary banks have also developed contingency plans that outline emergency response procedures that meet federal guidelines and protect the company's ability to continue to operate. Existing contingency procedures attempt to cover every aspect of the date change transition. The goal of contingency planning is to facilitate the resumption of business in the event there is a disruption of critical systems necessary for regular operations.

Although the Company's Project Teams are monitoring the progress of the Y2K Plan, outside regulators and auditors continue to examine our Year 2000 readiness programs.

The chief components of the Company's expense related to the Y2K issue are currently believed to be the replacement of personal computer equipment and the purchase or upgrade of third party software. External maintenance and internal modification costs will be expensed as incurred. Costs of new hardware and software will be capitalized and depreciated in accordance with existing policies. Management expects to incur costs in the range of $100,000 to $200,000 on its Y2K readiness effort. Through March 31, 1999, the Company has expended approximately $123,000. Costs of the Y2K project are based on current estimates and actual results could vary significantly once detailed testing is completed. If the Y2k Plan is unsuccessful, it may have a material, adverse effect on the Company's future operating results and financial condition.

Recognizing the importance of customer awareness, the Company's subsidiary banks have undertaken communications projects with all of its deposit and loan customers by including information about the Year 2000 issues in regular statement mailings. Also, letters have been sent to major commercial loan customers informing them of the Year 2000 issue and how it can impact businesses. An overall assessment of Y2K readiness of The Company's commercial loan customers has been completed, with an overall assessment of low risk. The Company will continue to monitor its large commercial loan relationships through assigned account officers. Also, new and renewed commercial credits greater than $100,000 include a Y2K analysis as part of the normal underwriting decision process.

To date, the Company has not identified any system which presents a material risk of not being Year 2000 ready in a timely fashion or for which a suitable alternative cannot be implemented. However, as the company progresses with its Y2K Plan, it may identify systems which do present a material risk of Year 2000 disruption. Such disruption could include, among other things, the inability to process and underwrite loan applications, to credit deposits and withdrawals from customer accounts, to credit loan payments or track delinquencies, to properly reconcile and record daily activity or to engage in normal banking activities. Additionally, if the Company's commercial customers are not Year 2000 compliant and suffer adverse effects on their operations, their ability to meet their obligations to the Company could be adversely affected. The failure of the Company to identify systems which require Year 2000 hardware or software upgrades that are critical to ongoing operations or the failure of the Company or others with which the Company does business to become Year 2000 ready in a timely manner could have a material adverse impact on the Company's financial condition and results of operations. In addition, to the extent that the risks poised by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, the Company cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000.

                           FORWARD LOOKING STATEMENTS

The preceding "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-Q contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents The Company's expectations and beliefs concerning future events including, without limitation, the following: the Company's efforts in retaining and expanding its customer base and differentiating it from its competition; the FDIC insurance premium assessments for 1999; the impact from liabilities arising from legal proceedings on its financial condition; the impact of certain securities sales, and interest rates in general, on the volatility of its net interest income; the impact of policy guidelines and strategies on net interest income based on future interest rate projections; the ability to provide funding sources for both the Bank and the Parent Company; the benefits of 1998 merger activity on future years' overhead expense; the impact of portfolio diversification and the outplacement of high risk loans on future levels on loan losses; the reversal in the trend of competition for real estate-commercial loans and the effect of loan growth generally on the improvement in net interest income; the assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions; and Management's assessment of the impact of the Year 2000 on the financial condition, results of operations and liquidity of the Company.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business-related risks and uncertainties affecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitations, the following: dynamics of the markets served in terms of competition from traditional and nontraditional financial service providers can affect both the funding capabilities of the Company in terms of deposit garnering as well as the ability to compete for loans and generate the higher yielding assets necessary to improve net interest income; future legislation and actions by the Federal Reserve Board may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates and operational limitations; significant fluctuations in market interest rates may affect the ability to reinvest proceeds from the maturities and prepayments on certain categories of securities and affect the overall yield of the portfolio; business expansion activities and other efforts to retain customers may increase the need for staffing and the resulting personnel expense in future periods; deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses as well as future purchases and sales of loans may affect the appropriate level of the reserve for loan losses and thereby affect the future levels of provisioning; the steps necessary to address the Year 2000 Issue include ensuring that not only the Company's automated systems, but also those of vendors and customers, can become Year 2000 compliant.

Accordingly, results actually achieved may differ materially from expected results in these statements. The Company does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.

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



Date:  May 12, 1999