Form 10-Q
period 1999-06-30
COMMUNITY BANKSHARES INC /VA/
filed 1999-08-12
CIK 742279

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1999: Common Stock, $3.00 par value, 2,730,789 shares.

                        COMMUNITY BANKSHARES INCORPORATED
                                    FORM 10-Q

                                  June 30, 1999


                                      INDEX
                                      -----






                                                                                   Page
Part I.  Financial Information

               Consolidated Balance Sheets as of June 30, 1999
                      and December 31, 1998                                         3

               Consolidated Statements of Income for the six months and
                      fiscal year to date ended June 30, 1999 and 1998              4

               Consolidated Statements of Cash Flows for the six
                      ended June 30, 1999 and 1998                                  5

                Management's Discussion and Analysis of the Financial
                        Condition and Results of Operations                         6


Part II.  Other Information                                                         15


Part I.  Financial Information

                        COMMUNITY BANKSHARES INCORPORATED
                     Consolidated Balance Sheets (Unaudited)
                                 (In Thousands)
                                                     June 30    December 31,
ASSETS                                                1999          1998
------                                                ----          ----
Cash and cash equivalents:
       Cash and due from banks                       $  13,753    $  12,778
       Federal funds sold                            $  10,638    $  34,657
                                                     ---------    ---------
                   Total cash and cash equivalents   $  24,391    $  47,435
                                                     ---------    ---------

Securities available for sale, at fair value         $  65,237    $  62,131
Investment securities                                $   7,530    $   9,679
                                                     ---------    ---------
                   Total securities                  $  72,767    $  71,810
                                                     ---------    ---------

Loans, net of unearned income                        $ 236,692    $ 203,232
      Less allowance for loan losses                 $   2,471    $   2,345
                                                     ---------    ---------
                   Net loans                         $ 234,221    $ 200,887

Bank premises and equipment, net                     $   4,715    $   4,765
Other real estate owned                              $   1,166    $   1,078
Other assets                                         $   4,838    $   4,170
                                                     ---------    ---------

                   Total assets                      $ 342,098    $ 330,145
                                                     =========    =========
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

Deposits:
     Noninterest-bearing deposits                    $  59,197    $  54,354
     Interest-bearing  deposits                      $ 244,540    $ 237,724
                                                     ---------    ---------
                   Total deposits                    $ 303,737    $ 292,078

Federal Funds Purchased                              $     -      $     -
Securities sold under agreements to repurchase       $   2,772    $   1,914
Other liabilities                                    $   1,949    $   2,033
Guaranteed debt of Employee Stock
        Ownership Trust                              $     -      $     -
                                                     ---------    ---------
                   Total liabilities                 $ 308,458    $ 296,025
                                                     ---------    ---------

Stockholder's equity
     Capital stock                                   $   8,177    $   8,286
     Surplus                                         $   4,160    $   4,915
     Retained earnings                               $  22,438    $  20,820
     Unrealized gains (losses) on securities
          available for sale, net of taxes           $  (1,135)   $      99
                   Unearned esop shares              $     -      $     -
                                                     ---------    ---------

                   Total stockholder's equity        $  33,640    $  34,120
                                                     ---------    ---------

                   Total liabilities and
                           stockholder's equity      $ 342,098    $ 330,145
                                                     =========    =========

                        COMMUNITY BANKSHARES INCORPORATED
                  Consolidated Statements of Income (Unaudited)



                                                                                                    Fiscal year to date
                                                                      Quarter ended                   Six months ended
                                                                         June 30,                         June 30,
                                                                    -------------------             ------------------
                                                                        1999      1998              1999       1998
                                                                        ----      ----              ----       ----

Interest  income:
       Interest and fees on loans                                    $ 5,251   $ 4,672              $10,176   $ 9,131
       Interest on securities:
              U.S. Treasury securities and U.S.government
                      agency and corporation obligations             $   851   $   795              $ 1,722   $ 1,551
              Obligations of states and political subdivisions       $   184   $   142              $   364   $   266
              Other securities                                       $    34   $    41              $    67   $    48
       Interest on Federal funds sold                                $   155   $   214              $   357   $   444
                                                                     -------   -------              -------   -------
                              Total interest income                  $ 6,475   $ 5,864              $12,686   $11,440

Interest expense:
       Interest on deposits                                          $ 2,569   $ 2,346              $ 5,111   $ 4,600
       Interest on Federal funds purchased                           $   -     $   -                $   -     $   -
       Interest on Securities sold under
              agreements to repurchase                               $    20   $    16              $    42   $    30
                                                                     -------   -------              -------   -------

                              Total interest expense                 $ 2,589   $ 2,362              $ 5,153   $ 4,630
                                                                     -------   -------              -------   -------
                               Net interest income                   $ 3,886   $ 3,502              $ 7,533   $ 6,810
                                                                     -------   -------              -------   -------

Provision for loan losses                                            $    40   $    58              $   120   $   110
                               Net interest income after provision
                                    for loan losses                  $ 3,846   $ 3,444              $ 7,413   $ 6,700
                                                                     -------   -------              -------   -------
Other income:
       Service charges, commissions and fees                         $   508   $   457              $   981   $   823
       Security gains (losses)                                       $     6   $    11              $     2   $   107
       Gain on sale of bank premises and equipment                   $   -     $   -                $   -     $   -
       Gain on sale of other real estate                             $   -     $   -                $   -     $   -
       Other operating income                                        $    49   $    43              $    97   $    96
                                                                     -------   -------              -------   -------

                              Total other income                     $   563   $   511              $ 1,080   $ 1,026
Other expenses:
       Salaries and benefits                                         $ 1,491   $ 1,283              $ 2,946   $ 2,546
       Expense on premises and fixed assets, net                     $   321   $   275              $   626   $   552
       Other operating expenses                                      $   692   $   602              $ 1,345   $ 1,181
                                                                     -------   -------              -------   -------

                              Total other expenses                   $ 2,504   $ 2,160              $ 4,917   $ 4,279

Income before income taxes                                           $ 1,905   $ 1,795              $ 3,576   $ 3,447
Income tax expense                                                   $   608   $   592              $ 1,135   $ 1,107
                                                                     -------   -------              -------   -------

                              Net income                             $ 1,297   $ 1,203              $ 2,441   $ 2,340
                                                                     -------   -------              -------   -------
Earnings per common and common equivalent
        shares (based on 2,730,789; 2,782,251
         2,730,789; 2,782,251 respectively)                          $  0.47   $  0.43              $  0.89   $  0.84
                                                                     -------   -------              -------   -------
Earnings per common share, assuming full
         dilution( based on 2,938,115; 2,885,793                     $  0.44   $  0.41              $  0.85   $  0.81
         2,938,115; 2,885,793 respectively)                          -------   -------              -------   -------

                        COMMUNITY BANKSHARES INCORPORATED
                Consolidated Statements of Cash Flows (Unaudited)
                     Six Months Ended June 30, 1999 and 1998


                                                                                     1999       1998
                                                                                     ----       ----

Cash Flows from Operating Activities
     Net income                                                                   $  2,441    $  2,340
     Adjustments to reconcile net income to net cash and
            cash equivalents provided by operating activities:
                  Depreciation of bank premises and equipment                     $    251    $    213
                  Provision for loan losses                                       $    120    $    110
                  Amortization and accretion of investment securities             $      7    $    (17)
                  (Gain) loss on sale of bank premises and equipment              $    -      $     (7)
                  (Gain) loss on sale of other securities                         $      7    $    (11)
                  (Gain) loss on sale of other real estate                        $      1    $    -
                  Changes in operating assets and liabilities:
                            (Increase) Decrease in accrued interest receivable    $   (131)   $   (178)
                            (Increase) Decrease in prepaid expenses               $   (223)   $   (137)
                            (Increase) Decrease in accrued interest payable       $     12    $    116
                            (Increase) Decrease in unrealized securities losses   $    548    $     (2)
                            (Increase) Decrease in deferred income taxes          $   (597)   $    (90)
            Net change in other operating assets and liabilities                  $    652    $    355
                                                                                  --------    --------
                               Net cash and cash equivalents provided
                                    by operating activities                       $  3,088    $  2,692

Cash Flows from Investing Activities
     Proceeds from sale of investment securities                                  $  6,847    $ 11,866
     Proceeds from maturities of investment securities                            $  8,128    $  5,787
     Purchase of investment securities                                            $(17,974)   $(22,062)
     Purchase of other real estate                                                $   (360)   $   (330)
     Net increase in loans                                                        $(33,444)   $(17,410)
     Proceeds from sale of bank premises and equipment                            $    -      $     20
     Proceeds from sale of other real estate                                      $    270    $    510
     Capital expenditures                                                         $   (286)   $   (324)
                                                                                  --------    --------
                               Net cash and cash equivalents used in
                                    investing activities                          $(36,819)   $(21,943)

Cash flows from Financing Activities
     Net increase (decease) in deposits                                           $ 10,778    $ 20,719
     Net increase (decrease) in federal funds purchased                           $    858    $    715
     Redemption of common stock                                                   $   (864)   $    -
     Issuance of common stock                                                     $    -      $     21
     Dividends paid                                                               $   (823)   $   (877)
                                                                                  --------    --------
                               Net cash and cash equivalents provided
                                    by financing activities                       $  9,949    $ 20,578
                                                                                  ========    ========

Increase (decrease) in cash and cash equivalents                                  $(23,782)   $  1,327
                                                                                  --------    --------

Cash and cash equivalents at beginning of period                                  $ 47,318    $ 27,205
                                                                                  --------    --------

Cash and cash equivalents at end of period                                        $ 25,536    $ 28,532
                                                                                  --------    --------
Supplemental disclosure of Cash Flow Information
     Cash payments for:
            Interest                                                              $  5,152    $  4,611
                                                                                  --------    --------

            Income taxes                                                          $    961    $  1,038
                                                                                  --------    --------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Community Bankshares Incorporated (the "Company") is a multi-bank holding company organized under Virginia law, which provides financial services through its wholly owned subsidiaries, The Community Bank and Commerce Bank of Virginia, and County Bank of Chesterfield. All subsidiary banks are full service retail commercial banks offering a wide range of banking services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage and consumer loans. The Company's primary trade areas are the Petersburg, Virginia area and the Richmond, Virginia area. The Company operates twelve branch locations in these trade areas.

     The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Community Bankshares Incorporated. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

Overview. Net income for the first six months of 1999 of $2.441 million was an increase of 4.32% over the first six months of 1998. Earnings per share (on a fully diluted basis) for the six months ended June 30, 1999 was $0.89 compared to $0.84 for the same period last year.

     The Company's return on average equity decreased slightly for the first six months of 1999 over 1998. The return on average equity was 14.04% for the six months ended June 30, 1999, compared to 14.72% in 1998. The return on average assets amounted to 1.45% and 1.62% for the six months ended June 30, 1999 and 1998.

Net Interest Income. Net interest income represents the principal source of earnings for the Company. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

     Net interest income increased 10.62% to $7.533 million for the first six months of 1999. This increase was attributable to the growth in the Company's loan portfolio. Total loans outstanding increased 16.46%, or $33.460 million for the first six months of 1999. The Company has had a consistent increase in loan demand. It is management's belief that the increase in the lending volume is a result of competitive pricing and, responsiveness to loan demands. The ability to make timely loan decisions is an operating characteristic that often allows the Company the opportunity to meet the needs of borrowers before their competitors. The Company is competitive with rates and origination fees charged on loans. However, since 61.86% of the entire loan portfolio may be repriced in one year or less, the Company has the ability to respond quickly to market changes in rate structures.

     Interest expense for the six months ended June 30, 1999, increased 11.30% to $5.153 million as compared to $4.630 million for the same period one year earlier. This increase was due to an increase in the volume of interest-bearing liabilities.

Provision for Possible Loan Losses. The provision for possible loan losses was increased $120,000 for the first six months of 1999. This provision is an estimate of an amount deemed adequate to provide for potential losses in the portfolio. The level of losses is affected by general economic trends as well as conditions affecting individual borrowers. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and comparison to peer groups.

     The allowance for loan losses totaled $2.471 million at June 30, 1999 or 1.04% of total loans, as compared to $2.345 or 1.15% at December 31, 1998. Non-performing assets totaled $3.090 million at June 30, 1999 compared to $3.392 million at December 31, 1998. The multiple of the allowance for loan losses to non-performing assets was.80x at June 30, 1999 and 0.69x at December 31, 1998. Management constantly evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

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

     Loans, including impaired loans, are generally placed in non-accrual status when they are delinquent in principal and interest payments greater than 90 days and the loan is not well secured and in process of collection. Accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. The Company does have loans that are contractually past due greater than 90 days that are not in non-accrual status, however, those loans are still accruing because they are well secured and in the process of collection. A loan is well secured if collateralized by liens on real or personal property, including securities that have a realizable value sufficient to discharge the debt in full or by the guarantee of a financially responsible party.

     If foreclosure of property is required, the property is generally sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company's real estate owned account until it is sold.

Non-interest Income. For the six months ended June 30, 1999, non-interest income increased $54,000 or 5.26% to $1.080 million as compared to $1.026 million one year earlier. The increase was primarily due to an increase in service charges on deposit accounts.

Non-interest Expense. Non-interest expense of $4.917 million for the six months ended June 30, 1999, was an increase of $638,000 or 14.91% over the $4.279 million for the same period last year. Salaries and employee benefits, the largest component on non-interest expense increased 15.71% to $2.546 million for the first six months of 1999. This increase is partially due to the opening of a new branch location.

Financial Condition

     Total assets as of June 30, 1999 were $342.098 million, an increase of 3.62% from $330.145 million at December 31, 1998. Net loans outstanding for the six months ended June 30, 1999 stood at $234.221 million, a net increase of $33.334 million or 16.59% over the $200.887 million recorded at December 31, 1998.

     Deposits for the six months ended June 30, 1999 stood at $303.737 million an increase of $11.659 million or 3.99% over the $292.078 at December 31, 1998.

     Total securities for the six months ended June 30, 1999 were $72.767 million an increase of $0.957 million or 1.33% from the $71.810 million at December 31, 1998. The securities portfolio is maintained to manage excess funds in order to provide diversification and liquidity in the overall asset management policy. The maturity of securities purchased is based on the needs of the Company and current yields and other market conditions. Securities are classified as held-to-maturity when management has the positive intent and the Company has the ability at the time of purchase to hold them until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount. Securities to be held for indefinite periods of time and not intended to be held-to-maturity or on a long-term basis are classified as available-for-sale and accounted for at fair market value on an aggregate basis. Unrealized gains or losses are reported as increases or decreases in stockholder's equity, net of the related tax effect.

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

     At June 30, 1999, the Company's ratio of total capital to risk-weighted assets was 14.30% and its ratio of Tier 1 capital to risk-weighted assets was 13.35%. Both ratios exceeded the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at June 30, 1999 (dollars in thousands):

                  Tier 1 Capital                                    $  34,775

                  Tier 2 Capital                                    $   2,471

                  Total risk-based capital                          $  37,246

                  Total risk-weighted assets                        $ 260,415

                     Capital Ratios:

                     Tier 1 risk-based capital ratio               13.35%

                     Total risk-based capital ratio                14.30%

                     Tier 1 Capital to average total assets        10.35%


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

    For the six months ended June 30, 1999 the Company provided cash or liquidity from operations in the amount of $3.088 million. The Company's net investing activities used $36.816 million in the same period. Financing activities provided an additional $9.949 million, consisting mainly of an increase in deposits of $10.778. For the first six months of 1999 this produced a net decrease in liquidity of $23.782 million. Cash and cash equivalents on hand at June 30, 1999 totaled $23.536 million. Management believes that the Company has enough asset liquidity to meet the needs of maturing deposits.

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

The Y2K Project Teams have completed an assessment, identified all mission critical systems and created a tracking system, which identifies all third party vendors and their Y2K compliance status, and their Y2K compliant version of all bank installed systems. Mission critical systems include hardware, software programs, program interfaces, operating systems along with other mechanical or computer-generated requirements that are beyond the Company's main central processing systems. Based on the results of the assessments, the Company's subsidiary banks have established internal time frames to upgrade or replace its existing hardware and software systems. The subsidiary banks will utilize internal and external resources to test the software and systems for Year 2000 modifications and compliance. The Company has completed approximately 100% of the planned upgrades as of March 31, 1999. All of the Company's subsidiary banks expect to be fully Y2K compliant before September 30, 1999.

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

3. Renovation. This phase consisted of upgrading, repairing or replacing all mission critical systems and hardware, along with the installation of upgraded and enhanced computer software provided by third party vendors. All mission critical third party systems have either been replaced or upgraded with a Y2K compliant product as of March 31, 1999. All non-critical software applications that are effected by the Y2K problem have been identified and have been upgraded to compliant systems. This phase has been completed.
4. Validation. This is the testing phase of the Y2K project. The Y2K Project Teams have developed and implemented test plans for all mission critical systems and will document the test results for review and certification before any new or upgraded system will be released into daily operations. This phase of the plan has been completed
5. Implementation. This is the phase that involves incorporating all Y2K compliant systems into the daily operating environment.

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

The chief components of the Company's expense related to the Y2K issue are currently believed to be the replacement of personal computer equipment and the purchase or upgrade of third party software. External maintenance and internal modification costs will be expensed as incurred. Costs of new hardware and software will be capitalized and depreciated in accordance with existing policies. Management expects to incur costs in the range of $100,000 to $200,000 on its Y2K readiness effort. Through June 30, 1999, the Company has expended approximately $135,000. Costs of the Y2K project are based on current estimates and actual results could vary significantly once detailed testing is completed. If the Y2K Plan is unsuccessful, it may have a material, adverse effect on the Company's future operating results and financial condition.

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

To date, the Company has not identified any system, which presents a material risk of not being Year 2000 ready in a timely fashion, or for which a suitable alternative cannot be implemented. However, as the company progresses with its Y2K Plan, it may identify systems, which do present a material risk of Year 2000 disruption. Such disruption could include, among other things, the inability to process and underwrite loan applications, to credit deposits and withdrawals from customer accounts, to credit loan payments or track delinquencies, to properly reconcile and record daily activity or to engage in normal banking activities. Additionally, if the Company's commercial customers are not Year 2000 compliant and suffer adverse effects on their operations, their ability to meet their obligations to the Company could be adversely affected. The failure of the Company to identify systems which require Year 2000 hardware or software upgrades that are critical to ongoing operations or the failure of the Company or others with which the Company does business to become Year 2000 ready in a timely manner could have a material adverse impact on the Company's financial condition and results of operations. In addition, to the extent that the risks poised by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, the Company cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000.

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

Accordingly, results actually achieved may differ materially from expected results in these statements. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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



Date:  August 10, 1999