Form 10-Q
period 1999-09-30
COMMUNITY BANKSHARES INC /VA/
filed 1999-11-12
CIK 742279

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1998: Common Stock, $3.00 par value, 2,721,196 shares.

                       COMMUNITY BANKSHARES INCORPORATED
                                   FORM 10-Q

                               September 30, 1999


                                      INDEX
                                     -------
                                                                      Page
                                                                      ----
Part I.  Financial Information

         Consolidated Balance Sheets as of September 30, 1999
            and December 31, 1998                                       3

         Consolidated Statements of Income for the nine months and
            fiscal year to date ended September 30, 1999 and 1998       4

         Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1999 and 1998                    5

         Management's Discussion and Analysis of the Financial
            Condition and Results of Operations                         6


Part II.  Other Information                                            15

Part I.  Financial Information

                        COMMUNITY BANKSHARES INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (In Thousands)


                                                SEPTEMBER 30,     DECEMBER 31,
ASSETS                                             1999              1998
                                                   ----              ----

CASH AND CASH EQUIVALENTS:
    Cash and due from banks                      $  16,222         $  12,778
    Federal funds sold                           $   4,835         $  34,657
                                                  --------          --------
        TOTAL CASH AND CASH EQUIVALENTS          $  21,057         $  47,435
                                                  --------          --------

SECURITIES AVAILABLE FOR SALE, AT FAIR VALUE     $  63,159         $  62,131
INVESTMENT SECURITIES                            $   6,800         $   9,679
                                                  --------          --------
        TOTAL SECURITIES                         $  69,959         $  71,810
                                                  --------          --------

LOANS, NET OF UNEARNED INCOME                    $ 252,237         $ 203,232
    Less allowance for loan losses               $   2,525         $   2,345
                                                  --------          --------
        NET LOANS                                $ 249,712         $ 200,887

BANK PREMISES AND EQUIPMENT, NET                 $   4,630         $   4,765
OTHER REAL ESTATE OWNED                          $   1,117         $   1,078
OTHER ASSETS                                     $   5,267         $   4,170
                                                  --------          --------

        TOTAL ASSETS                             $ 351,742         $ 330,145
                                                  ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
    Noninterest-bearing deposits                 $  61,369         $  54,354
    Interest-bearing  deposits                   $ 250,444         $ 237,724
                                                  --------          --------
        TOTAL DEPOSITS                           $ 311,813         $ 292,078

FEDERAL FUNDS PURCHASED                          $     527         $      -
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE   $   3,239         $   1,914
OTHER LIABILITIES                                $   2,172         $   2,033
                                                  --------          --------
        TOTAL LIABILITIES                        $ 317,751         $ 296,025
                                                  --------          --------

STOCKHOLDERS' EQUITY
    Capital stock                                $   8,152         $   8,286
    Surplus                                      $   3,985         $   4,915
    Retained earnings                            $  23,444         $  20,820
    Accumulated other comprehensive income
      net of tax                                 $  (1,590)        $      99
                                                  --------          --------

        TOTAL STOCKHOLDERS' EQUITY               $  33,991         $  34,120
                                                  --------          --------

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                   $ 351,742         $ 330,145
                                                  ========          ========

                        COMMUNITY BANKSHARES INCORPORATED
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                                  FISCAL YEAR TO DATE
                                                                    QUARTER ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                             -----------------------------   ------------------------------
                                                                  1999          1998              1999           1998
                                                                  ----          ----              ----           ----
INTEREST  INCOME:
   Interest and fees on loans                                   $ 5,608       $ 4,895           $ 15,784      $ 14,026
   Interest on securities:
       U.S. Treasury securities and U.S.government
            agency and corporation obligations                  $   865       $   781           $  2,587      $  2,332
       Obligations of states and political subdivisions         $   187       $   150           $    551      $    416
       Other securities                                         $    35       $    51           $    102      $     99
   Interest on Federal funds sold                               $   111       $   246           $    468      $    690
                                                                 ------        ------            -------       -------
                 TOTAL INTEREST INCOME                          $ 6,806       $ 6,123           $ 19,492      $ 17,563

INTEREST EXPENSE:
   Interest on deposits                                         $ 2,666       $ 2,446           $  7,777      $  7,046
   Interest on Federal funds purchased                          $     4       $    -            $      4      $     -
   Interest on Securities sold under
     agreements to repurchase                                   $    30       $    22           $     72      $     52
                                                                 ------        ------            -------       -------

                 TOTAL INTEREST EXPENSE                         $ 2,700       $ 2,468           $  7,853      $  7,098
                                                                 ------        ------            -------       -------
                 NET INTEREST INCOME                            $ 4,106       $ 3,655           $ 11,639      $ 10,465
                                                                 ------        ------            -------       -------

PROVISION FOR LOAN LOSSES                                       $    81       $   198           $    201      $    308
                 NET INTEREST INCOME AFTER PROVISION
                    FOR LOAN LOSSES                             $ 4,025       $ 3,457           $ 11,438      $ 10,157
                                                                 ------        ------            -------       -------
OTHER INCOME:
   Service charges, commissions and fees                        $   529       $   520           $  1,510      $  1,343
   Security gains (losses)                                      $    -        $    45           $      2      $    152
   Other operating income                                       $    66       $   250           $    163      $    346
                                                                 ------        ------            -------       -------

                 TOTAL OTHER INCOME                             $   595       $   815           $  1,675      $  1,841
OTHER EXPENSES:
   Salaries and benefits                                        $ 1,510       $ 1,397           $  4,456      $  3,943
   Expense on premises and fixed assets, net                    $   329       $   297           $    955      $    849
   Other operating expenses                                     $   638       $   573           $  1,983      $  1,754
                                                                 ------        ------            -------       -------

                 TOTAL OTHER EXPENSES                           $ 2,477       $ 2,267           $  7,394      $  6,546

Income before income taxes                                      $ 2,143       $ 2,005           $  5,719      $  5,452
Income tax expense                                              $   703       $   630           $  1,838      $  1,737
                                                                 ------        ------            -------       -------

                 NET INCOME                                     $ 1,440       $ 1,375           $  3,881      $  3,715
                                                                 ------        ------            -------       -------
EARNINGS PER COMMON AND COMMON EQUIVALENT
    SHARES (BASED ON 2,740,032; 2,777,855
    2,740,032; 2,777,855 RESPECTIVELY)                            $0.53         $0.50              $1.42         $1.34
                                                                  -----         -----              -----         -----
EARNINGS PER COMMON SHARE, ASSUMING FULL
    DILUTION( BASED ON 2,801,059; 2,881,397                       $0.51         $0.48              $1.39         $1.29
    2,801,059; 2,881,397 RESPECTIVELY)                            -----         -----              -----         -----

                        COMMUNITY BANKSHARES INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMER 30, 1999 AND 1998

                                                                           1999           1998
                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $  3,881       $  3,715
   Adjustments to reconcile net income to net cash and cash
     equivalents provided by operating activities:
       Depreciation of bank premises and equipment                      $    378       $    357
       Provision for loan losses                                        $    201       $    308
       Amortization and accretion of investment securities              $      8       $    (47)
       (Gain) loss on sale of bank premises and equipment               $     -        $     (5)
       (Gain) loss on sale of other securities                          $     (2)      $   (152)
       (Gain) loss on sale of other real estate                         $     (1)      $     -
       Changes in operating assets and liabilities:
           (Increase) Decrease in accrued interest receivable           $   (389)      $   (311)
           (Increase) Decrease in prepaid expenses                      $   (177)      $    384
           (Increase) Decrease in accrued interest payable              $     (6)      $    (44)
           (Increase) Decrease in unrealized securities losse           $ (1,925)      $   (284)
           (Increase) Decrease in deferred income taxes                 $   (424)      $    150
   Net change in other operating assets and liabilities                 $  1,918       $    913
                                                                         -------        -------
               NET CASH AND CASH EQUIVALENTS PROVIDED
                 BY OPERATING ACTIVITIES                                $  3,462       $  4,984

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of investment securities                        $ 11,627       $ 15,990
     Proceeds from maturities of investment securities                  $  7,524       $ 12,830
     Purchase of investment securities                                  $(17,985)      $(33,412)
     Purchase of other real estate                                      $   (371)      $   (457)
     Net increase in loans                                              $(49,007)      $(17,707)
     Proceeds from sale of bank premises and equipment                  $     -        $     20
     Proceeds from sale of other real estate                            $    331       $    802
     Capital expenditures                                               $   (327)      $   (362)
                                                                         -------        -------
                               NET CASH AND CASH EQUIVALENTS USED IN
                                    INVESTING ACTIVITIES                $(48,208)      $(22,296)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decease) in deposits                                 $ 18,954       $ 29,040
     Net increase (decrease) in federal funds purchased                 $  1,852       $  1,133
     Redemption of common stock                                         $ (1,064)      $   (502)
     Issuance of common stock                                           $     -        $     21
     Dividends paid                                                     $ (1,257)      $ (1,238)
                                                                         -------        -------
                               NET CASH AND CASH EQUIVALENTS PROVIDED
                                    BY FINANCING ACTIVITIES             $ 18,485       $ 28,454
                                                                         =======        =======

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        $(26,261)      $ 11,142
                                                                         -------        -------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        $ 47,318       $ 26,329
                                                                         -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 21,057       $ 37,471
                                                                         -------        -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash payments for:
            Interest                                                    $  7,854       $  7,921
                                                                         -------        -------

            Income taxes                                                $  1,658       $  1,738
                                                                         -------        -------

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

OVERVIEW. Net income for the first nine months of 1999 of $3.881 million was an increase of 4.47% over the first nine months of 1998. Earnings per share (on a fully diluted basis) for the nine months ended September 30, 1999 was $1.39 compared to $1.34 for the same period last year.

     The Company's return on average equity decreased slightly for the first nine months of 1999 over 1998. The return on average equity was 14.87% for the nine months ended September 30, 1999, compared to 15.48% in 1998. The return on average assets amounted to 1.52% and 1.73% for the nine months ended September 30, 1999 and 1998.

NET INTEREST INCOME. Net interest income represents the principal source of earnings for the Company. Net interest income equals the amount by which interest income exceeds interest expense. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income.

     Net interest income increased 11.22% to $11.639 million for the first nine months of 1999. This increase was attributable to the growth in the Company's loan portfolio. Total loans outstanding increased 24.11%, or $49.005 million for the first nine months of 1999. The Company has had a consistent increase in loan demand. It is management's belief that the increase in the lending volume is a result of competitive pricing and, responsiveness to loan demands. The ability to make timely loan decisions is an operating characteristic that often allows the Company the opportunity to meet the needs of borrowers before their competitors. The Company is competitive with rates and origination fees charged on loans. However, since 62.51% of the entire loan portfolio may be repriced in one year or less, the Company has the ability to respond quickly to market changes in rate structures.

     Interest expense for the nine months ended September 30, 1999, increased 10.64% to $7.853 million as compared to $7.098 million for the same period one year earlier. This increase was due to an increase in the volume of interest-bearing liabilities.

PROVISION FOR POSSIBLE LOAN LOSSES. The provision for possible loan losses was increased $201,000 for the first nine months of 1999. This provision is an estimate of an amount deemed adequate to provide for potential losses in the portfolio. The level of losses is affected by general economic trends as well as conditions affecting individual borrowers. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and comparison to peer groups.

     The allowance for loan losses totaled $2.525 million at September 30, 1999 or 1.00% of total loans, as compared to $2.345 or 1.15% at December 31, 1998. Non-performing assets totaled $3.124 million at September 30, 1999 compared to $3.392 million at December 31, 1998. The multiple of the allowance for loan losses to non-performing assets was.81x at September 30, 1999 and 0.69x at December 31, 1998. Management constantly evaluates non-performing loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

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

NON-INTEREST INCOME. For the nine months ended September 30, 1999, non-interest income decreased $166,000 or 9.02% to $1.675 million as compared to $1.184 million one year earlier. The decrease was primarily due to a decrease in other operating income.

NON-INTEREST EXPENSE. Non-interest expense of $7.394 million for the nine months ended September 30, 1999, was an increase of $848,000 or 12.95% over the $6.546 million for the same period last year. Salaries and employee benefits, the largest component on non-interest expense increased 13.01% to $4.456 million for the first nine months of 1999. This increase is partially due to the opening of a new branch location and the addition of personnel in existing locations made necessary by overall growth.

FINANCIAL CONDITION
-------------------

     Total assets as of September 30, 1999 were $351.742 million, an increase of 6.54% from $330.145 million at December 31, 1998. Net loans outstanding for the nine months ended September 30, 1999 stood at $249.712 million, a net increase of $48.825 million or 24.30% over the $200.887 million recorded at December 31, 1998.

     Deposits for the nine months ended September 30, 1999 stood at $311.813 million an increase of $19.735 million or 6.76% over the $292.078 million at December 31, 1998.

     Total securities for the nine months ended September 30, 1999 were $69.959 million a decrease of $1.851 million or 2.58% from the $71.810 million at December 31, 1998. The securities portfolio is maintained to manage excess funds in order to provide diversification and liquidity in the overall asset management policy. The maturity of securities purchased is based on the needs of the Company and current yields and other market conditions. Securities are classified as held-to-maturity when management has the positive intent and the Company has the ability at the time of purchase to hold them until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discount. Securities to be held for indefinite periods of time and not intended to be held-to-maturity or on a long-term basis are classified as available-for-sale and accounted for at fair market value on an aggregate basis. Unrealized gains or losses are reported as increases or decreases in stockholder's equity, net of the related tax effect.

CAPITAL RESOURCES
-----------------

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

     At September 30, 1999, the Company's ratio of total capital to risk-weighted assets was 14.13% and its ratio of Tier 1 capital to risk-weighted assets was 13.20%. Both ratios exceeded the fully phased-in capital requirements. The following summarizes the Company's regulatory capital and related ratios at September 30, 1999 (dollars in thousands):

          Tier 1 Capital                        $ 35,581

          Tier 2 Capital                        $  2,525

          Total risk-based capital              $ 38,106

          Total risk-weighted assets            $269,515

          CAPITAL RATIOS:

          Tier 1 risk-based capital ratio           13.20%

          Total risk-based capital ratio            14.13%

          Tier 1 Capital to average total assets    10.29%


LIQUIDITY
---------

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

    For the nine months ended September 30, 1999 the Company provided cash or liquidity from operations in the amount of $3.462 million. The Company's net investing activities used $48.208 million in the same period, primarily due to an increase of $49.007 in the loan portfolio. Financing activities provided an additional $18.485 million, consisting mainly of an increase in deposits of $18.954. For the first nine months of 1999 this produced a net decrease in liquidity of $26.261 million. Cash and cash equivalents on hand at September 30, 1999 totaled $21.057 million. Management believes that the Company has enough asset liquidity to meet the needs of maturing deposits.

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

The Company began addressing the Y2K issue in the fall of 1997 when its subsidiary banks formed Y2K project teams comprised of financial, operations, data processing and loan servicing personnel. A Y2K Plan of Action was developed by each bank and approved by the respective Boards of Directors and by the Board of Directors of the company in 1997. The Board of Directors receive quarterly Year 2000 status reports on all mission critical systems and the related testing details.

The Y2K Project Teams have completed an assessment, identified all mission critical systems and created a tracking system, which identifies all third party vendors and their Y2K compliance status, and their Y2K compliant version of all bank installed systems. Mission critical systems include hardware, software programs, and program interfaces, operating systems along with other mechanical or computer-generated requirements that are beyond the Company's main central processing systems. Based on the results of the assessments, the Company's subsidiary banks have established internal time frames to upgrade or replace its existing hardware and software systems. The subsidiary banks will utilize internal and external resources to test the software and systems for Year 2000 modifications and compliance. The Company has completed 100% of the planned upgrades. All of the Company's subsidiary banks are fully Y2K compliant.

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

The chief components of the Company's expense related to the Y2K issue are currently believed to be the replacement of personal computer equipment and the purchase or upgrade of third party software. External maintenance and internal modification costs will be expensed as incurred. Costs of new hardware and software will be capitalized and depreciated in accordance with existing policies. Management expects to incur costs in the range of $100,000 to $200,000 on its Y2K readiness effort. Through September 30, 1999, the Company has expended approximately $149,000. Costs of the Y2K project are based on current estimates and actual results could vary significantly once detailed testing is completed. If the Y2K Plan is unsuccessful, it may have a material, adverse effect on the Company's future operating results and financial condition.

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



Date:  November 10, 1999