Form 10-K405
period 1999-12-31
COMMUNITY BANKSHARES INC /VA/
filed 2000-03-30
CIK 742279

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-K
                             ANNUAL REPORT PURUSANT
                           SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                         Commission File Number 0-13100


                        COMMUNITY BANKSHARES INCORPORATED
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

         Virginia                                       54-1290793
         --------                                       ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

200 North Sycamore Street, P. O. Box 2166, Petersburg, Virginia 23803
---------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number including area code:  (804) 861-2320

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                    Name of exchange on which registered
     -------------------                    ------------------------------------
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

$48,160,330 at March 27, 2000.

APPLICABLE TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock:

2,713,258 shares of Common Stock, $3.00 par value, as of December 31, 1999.

DOCUMENTS INCORPORATED BY REFERENCE. The following documents are incorporated by reference in this Form 10-K in the Parts indicated:

1.       Proxy Statement for 1999 Annual Meeting of Stockholders of the Company.

Total number of pages, including cover page - 56

COMMUNITY BANKSHARES INCORPORATED

Item 1.           Business

GENERAL

         Community Bankshares Incorporated (CBI), The Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield. Community Bankshares Incorporated is a registered bank holding company headquartered in Petersburg, Virginia, with assets of $358,836,000 at December 31, 1999. CBI's sole business is to serve as a multi-bank holding company for its wholly owned subsidiaries. The Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield. CBI was incorporated as a Virginia corporation on January 24, 1984, and on January 1, 1985, it acquired all of the issued and outstanding shares of The Community Bank's capital stock. CBI acquired all of the outstanding stock of Commerce Bank of Virginia through a share exchange agreement effective July 1, 1996. CBI acquired all of the outstanding stock of County Bank of Chesterfield through a share exchange agreement effective July 1, 1999.

         The Community Bank was incorporated in 1973 under the laws of the Commonwealth of Virginia. Since The Community Bank opened for business on June 10, 1974, its main banking and administrative office has been located at 200 North Sycamore Street, Petersburg, Virginia.

         The Community Bank operates branch offices in Colonial Heights, Virginia and in the village of Chester in Chesterfield County, Virginia. Its primary service area consists of the Cities of Petersburg and Colonial Heights and Chesterfield County. The bank is insured by the FDIC and is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. It engages in general commercial banking business and offers a range of banking services that can be expected of a banking organization of its size. Total assets of the bank were $109.119 million at December 31, 1999.

         Commerce Bank of Virginia was incorporated in 1984 under the laws of the Commonwealth of Virginia. Since Commerce Bank of Virginia opened for business on August 28, 1984, its main banking and administrative office has been located at 11500 West Broad Street, Richmond, Virginia (Henrico County).

         Commerce Bank of Virginia operates branch offices in the City of Richmond and Hanover and Goochland Counties. The bank is insured by the FDIC and is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. It engages in general commercial banking business and offers a range of banking services that can be expected of a banking organization of its size. Total assets of the bank were $117.439 million at December 31, 1999.

         County Bank of Chesterfield was incorporated in 1985 under the laws of the Commonwealth of Virginia. Since County Bank of Chesterfield opened for business in September 1986, its main banking and administrative office has been located at 10400 Hull Street Road, Richmond, Virginia (Chesterfield County).

         County Bank of Chesterfield operates branch offices in Chesterfield County. The bank is insured by the FDIC and is supervised and examined by the Federal Reserve and the Virginia State Corporation Commission. It engages in general commercial banking business and offers a range of banking services that can be expected of a banking organization of its size. Total assets of the bank were $132.034 million at December 31, 1999.

         Banking Services. Through its network of banking facilities CBI provides a wide range of commercial banking services to individuals and small and medium-sized businesses. CBI conducts substantially all of the business operations of a typical independent, commercial bank, including the acceptance of checking and savings deposits, and the making of commercial real estate, personal, home improvement, automobile, and other installment and term loans. CBI also offers other related services, such as traveler's checks, safe deposit boxes, lock box, depositor transfer, customer note payment, collection, notary public, escrow, drive-in facilities and other customary banking services. Trust CBI does not offer services.

         The Federal Deposit Insurance Corporation, an instrumentality of the United States Government, insures the accounts of CBI's depositors up to $100,000 for each account holder. Insurance of accounts is subject to the statutes and regulations governing insured banks, to examination by the FDIC, and to certain limitations and restrictions imposed by that agency.

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

         The primary economic risk associated with each of the categories of loans in CBI's portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions. In an effort to manage the risk, CBI's policy gives loan amount approval limits to individual loan officers based on their level of experience. The risk associated with real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations and value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial loans varies based upon the strength and activity o the local economy. The risk associated with real estate construction loans vary based upon the supply and, demand for, the type of real estate under construction. Most of CBI's residential real estate construction loans are for pre-sold and contract homes.

         Residential Mortgage Lending. CBI originates conventional fixed rate and adjustable rate residential mortgage loans. All fixed rate loans are short term usually three years or less, unless the loan is to be fully amortized over 60 monthly payments. In addition, CBI, through its subsidiary Commerce Bank of Virginia, offers both conventional and government fixed rate and adjustable rate residential mortgage loans primarily for resale in the secondary market. Commerce Bank of Virginia is an approved seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association
(FNMA).

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

         Commercial Real Estate Lending. CBI provides permanent mortgage financing for a variety of commercial projects. In the normal course of business, CBI will provide financing for owner occupied properties and for income producing, non-owner occupied projects, which meet all of the guidelines established by loan policy. These loans generally do not exceed 65% of current appraised or market value, whichever is lower, for unimproved land and 75% for improved commercial real estate. Such loans are written on terms, which provide for a maturity of one to three years.

         Construction loans for the purpose of constructing commercial projects are provided for periods of not greater than one year, at floating rates of interest and are convertible to permanent financing consistent with terms outlined in CBI loan policy. When a construction loan agreement is entered into, particular care is taken to govern the process of the loan and competent personnel who are independent of CBI conduct both initial project review and periodic inspections. Advance ratios are closely monitored and appropriate construction reserves are established.

         Consumer Lending. CBI currently offers most types of consumer demand, time, and installment loans, including automobile loans.

         Commercial Business Lending. As a full service community bank, CBI makes commercial loans to qualified small businesses in CBI's market area. Commercial business loans generally have a higher degree of risk than residential mortgage loans but have commensurately higher yields. To manage these risks, CBI generally secures appropriate collateral and carefully monitors the financial condition of it business borrowers and the concentration of such loans in the portfolio. Most of CBI commercial loans are secured by real estate, which is viewed by CBI as the principal collateral securing such loans. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are either unsecured or secured by business assets, such as real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for secured commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate.

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

Employees

         As of December 31, 1999, CBI had 149 full time equivalent employees. Management considers its relations with employees to be excellent. No employees are represented by a union, or any similar group and CBI has never experienced any strike or labor disputes.

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

Bank Holding Companies

         The Bank Holding Company Act (BHC Act) generally limits the activities of the bank holding company and its subsidiaries to that of banking managing or controlling banks, or any other activity, which is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

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

Certain Regulatory Considerations

         Regulatory Capital Requirements. All financial institutions are required to maintain minimum levels of regulatory capital. The federal bank regulatory agencies have established substantially similar risk based and leverage capital standards for financial institutions they regulate. These regulatory agencies also may impose capital requirements in excess of these standards on a case-by-case basis for various reasons, including financial condition or actual or anticipated growth. Under the risk based capital requirements of these regulatory agencies, The Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield are required to maintain a minimum ratio of total capital to risk weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk weighted asset ratios of The Community Bank as of December 31, 1999 were 16.03% and 17.11%, exceeding the minimum required. The Tier 1 and total capital to risk weighted asset ratios of Commerce Bank of Virginia as of December 31, 1999 were 11.56% and 12.51%, exceeding the minimum required. . The Tier 1 and total capital to risk weighted asset ratios of County Bank of Chesterfield as of December 31, 1999 were 9.14% and 10.08%, exceeding the minimum required. Based upon the applicable Federal Reserve regulations, at December 31, 1999, all three banks would be considered "well capitalized".

         In addition, the federal regulatory agency is required to revise its risk capital standards to ensure that those standards take adequate amount of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as the actual performance and expected risk of multifamily mortgages. The Federal Reserve and FDIC have jointly solicited comments on a proposed framework for implementing the interest rate risk component of the risk based capital guidelines. Under the proposal, an institutions assets, liabilities, and off-balance sheet positions would be weighted by risk factors that approximate the instruments' price sensitivity to a 100 basis point change in interest rates. Institutions with an interest rate risk exposure in excess of a threshold level would be required to hold additional capital proportional to that risk. In 1994 the, the federal bank regulatory agencies solicited comments on a proposed revision to the risk based capital guidelines to take account of concentration of credit and the risk of nontraditional activities. The revision proposed to amend each agency's risk based capital standards by explicitly identifying concentration of credit risk and the risk arising from nontraditional activities, as well as an institutions ability to manage those risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The proposal was adopted as a final rule by the federal bank regulatory agencies and subsequently became effective on January 17, 1995. CBI does not expect the final rule to have a material impact on its capital requirements; however, the federal regulatory agencies may, as an integral part of their examination process, require CBI to provide additional capital based on such agency's judgments of information available at the time of examination.

         The following table summarizes the minimum regulatory and current capital ratios for CBI on a consolidated basis, at December 31, 1999.

                                 Capital Ratios

                                               Regulatory       CBI
                                               Minimum          Current
                                               -------          -------
Risk-based capital
     Tier 1 (2)                                   4.00%         12.87%
     Total (2)                                    8.00%         13.85%
Leverage (1) (2)                                  4.00%         10.63%
Total shareholder's equity to total assets         N/A            9.52%
----------------------
(1) Leverage ratio is calculated by Tier 1 capital as a percentage of quarterly period end assets
(2) Calculated in accordance with the Federal Reserve's capital rules, with adjustments for net unrealized depreciation on securities available for sale

         Limits on Dividends and Other Payments. Certain state law restrictions are imposed on distributions of dividends to shareholders of CBI. CBI shareholders are entitled to receive dividends as declared by the CBI Board of Directors. However, no such distribution may be made if, after giving effect to the distribution, it would not be able to pay its debts as they become due in the normal course of business or its total assets would be less than its total liabilities. There are similar restrictions with respect to stock repurchases and redemption's.

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

         Most of the revenues of CBI and CBI's ability to pay dividends to its shareholders will depend on the dividends paid to it by its subsidiary banks, The Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield. Based on the subsidiary banks' current financial condition, CBI expects that the above-described provisions will have no impact on its ability to obtain dividends from the subsidiary banks or on CBI's ability to pay dividends to its shareholders. At December 31, 1999, the subsidiary banks had $10.654 million of retained earnings legally available for the payment of dividends to CBI.

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

         Each of the federal banking agencies also must develop regulations addressing certain safety and soundness standards for insured depository institutions and depository institutions holding companies, including compensation standards, operational and managerial standards, asset quality, earnings and stock valuation. The federal banking agencies have issued a joint notice of proposed rule making, which requested comment on the implementation of these standards. The proposed rule sets forth general operational and management standards in the areas of internal control, information systems and internal audit systems, loan documentation, credit underwriting interest rate exposure, asset growth and compensation, fees, and benefits. The proposal contemplates that each federal agency would determine compliance with these standards through the examination process and, if necessary to correct weaknesses, require an institution to file a written safety and soundness compliance plan. CBI has not yet determined the effect that the proposed rule would have on its depository institution subsidiaries if it were enacted substantially as proposed.

         Community Reinvestment. The requirements of the Community Reinvestment Act (CRA) affect the subsidiary banks. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Each of the subsidiary banks maintains a satisfactory rating in meeting its obligations under CRA.

Item 2.           Properties

         CBI's offices and The Community Bank's main office are located in two 3,500 square foot condominiums in a seven- story masonry building located at 200 North Sycamore Street, Petersburg, Virginia. The Community Bank's branch office at 2618 South Crater Road in Petersburg was opened in 1979. The branch office at 2000 Snead Avenue, Colonial Heights, was opened in 1984. The branch office at 4203 West Hundred Road, Chester was opened in 1985. The Community Bank owns the land and buildings in which the Sycamore Street, South Crater Road and West Hundred Road branches operate and leases the Snead Avenue facility.

         The Community Bank's facilities and equipment are considered adequate for its immediate needs and for foreseeable expansion.

         Commerce Bank of Virginia's principal office is located at 11500 West Broad Street in Henrico County, Virginia. The Hanover branch office at 10035 Sliding Hill Road, Ashland (Hanover County) opened in 1988. The Riverfront Tower branch office at 901 East Byrd Street, Richmond, opened in 1992. The Goochland Courthouse branch office at 3018 River Road West, Goochland County opened in 1993. The Centerville branch office at 27 Broad Street Road, Goochland County opened in 1993.

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

         County Bank of Chesterfield's principal office is located at 10400 Hull Street Road, Midlothian (Chesterfield County). In 1988 the bank opened its branch office at 6435 Ironbridge Road in Chesterfield County. A third branch office located at 13241 River's Bend Blvd, Chesterfield County, was opened in 1997. The bank owns all three locations. A fourth branch office, located at 906 Branchway Road, in Chesterfield County was opened in 1999; this facility is leased from a non-related third party.

         County Bank of Chesterfield's facilities and equipment are considered adequate for its immediate needs and for foreseeable expansion.

Item 3.           Legal Proceedings.

         None
Item 4.           Submission of Matters to Vote of Security Holders.

         None

Item 5.           Market for Company's Common Stock and Related Stockholder
                  Matters.

         As of December 31, 1999 CBI had 1330 shareholders of record of its Common Stock.

         The following table sets forth, for the quarters indicated, the high and low sale prices for CBI Common Stock. The company's common stock trades on The NASDAQ Stock Market under the symbol CBIV. The stock began trading on Nasdaq on July 1, 1999. Prior to that date the stock was traded on the OTC Bulletin Board.

                         CBI Market Price and Dividends


                                 Sales Price (1)                 Dividends (1)
                                 ---------------                 -------------
                        High                       Low
                        ----                       ---
1996
     1st quarter        15.500                     12.250                 12
     2nd quarter        17.000                     14.000
     3rd quarter        18.500                     15.500
     4th quarter        19.500                     17.000

1997
     1st quarter        19.500                     17.250
     2nd quarter        19.000                     16.250                 .20
     3rd quarter        22.250                     17.750
     4th quarter        28.000                     21.750                 .15

1998
     1st quarter        30.000                     25.000                 .12
     2nd quarter        31.000                     27.250                 .12
     3rd quarter        28.750                     24.500                 .13
     4th quarter        28.000                     23.000                 .15

1999
     1st quarter        26.250                     23.000                 .15
     2nd quarter        26.000                     23.250                 .15
     3rd quarter        26.000                     20.750                 .16
     4th quarter        22.000                     20.000                 .17
-----------
(1) All prices and dividends are adjusted for a 100% stock dividend paid on August 31, 1995.

         The Community Bank acts as the Transfer/Dividend Disbursing Agent for Community Bankshares Incorporated.

Dividends

         The Company declared total dividends of $1,718,000, $1,444,000 and $859,000 on its Common Stock during 1999, 1998 and 1997, respectively.


Limits on Dividends and Other Payments

         As noted in Item 1., Business, The Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield are limited in the amount of dividends it may pay to CBI in any given year. At December 31, 1999, the subsidiary banks had $10.654 million of retained earnings legally available for the payment of dividends to CBI.

Item 6.           Selected Financial Data.

         The following table presents a Comparative Summary of Earnings of the Company for the five years ended December 31, 1999. These statements should be read in conjunction with the Consolidated Financial Statements and Related Notes appearing in Item 8 of this filing.

                                         COMMUNITY BANKSHARES INCORPORATED
                                     SELECTED HISTORICAL FINANCIAL INFORMATION


                                                                    Years Ended December 31,
                                              ----------------------------------------------------------------------
                                                  1999          1998          1997          1996          1995
                                              ----------------------------------------------------------------------
                                                        (In thousands, except ratios and per share data)
Income Statement Data:
Net interest income . . . . . . . . . . .          $ 15,951      $ 14,165      $ 12,618      $ 11,712      $ 10,273
Provision for loan losses  . . . . . . . .              559           453            52           532           492
                                              ----------------------------------------------------------------------
Net interest income after
  provision for loan losses . . . . . . . .        $ 15,392      $ 13,712      $ 12,566      $ 11,180       $ 9,781
Noninterest income . . . . . . . . . . . . .          2,303         2,273         1,666         1,683         1,603
Noninterest expense . . . . . . . . . . . .           9,877         8,840         7,992         7,264         6,990
                                              ----------------------------------------------------------------------
Income before income taxes . . . . . .              $ 7,818       $ 7,145       $ 6,240       $ 5,599       $ 4,394
Income taxes . . . . . . . . . . . . . . . . . .      2,407         2,153         1,968         1,712         1,414
                                              ----------------------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . .    $ 5,411       $ 4,992       $ 4,272       $ 3,887       $ 2,980
                                              ======================================================================

PER SHARE DATA (1):

Basic earnings per share                             $ 1.98        $ 1.80        $ 1.54        $ 1.42        $ 1.23
Diluted earnings per share . . . . . . . .           $ 1.95        $ 1.76        $ 1.48        $ 1.36        $ 1.18
Cash dividends . . . . . . . . . . . . . . . . .     $ 0.63        $ 0.52        $ 0.31        $ 0.10        $ 0.08
Book value at period end . . . . . . . . .          $ 12.59       $ 12.35       $ 11.17        $ 9.84        $ 8.75

BALANCE SHEET DATA:
Total assets . . . . . . . . . . . . . . . . . . .  358,836       329,912       270,237       251,011       234,645
Loans, net . . . . . . . . . . . . . . . . . . . .  263,194       200,558       175,991       162,861       149,415
Securities . . . . . . . . . . . . . . . . . . . . . 66,150        71,885        57,660        55,615        56,711
Deposits . . . . . . . . . . . . . . . . . . . . .  318,427       294,002       237,529       221,909       208,641
Stockholder's equity (1) . . . . . . . . . .         34,164        34,120        31,041        27,339        23,895
Shares outstanding (1) . . . . . . . . .          2,713,258     2,761,926     2,779,426     2,777,856     2,730,751

PERFORMANCE RATIOS:
Return on average assets . . . . . . . . .            1.55%         1.69%         1.66%         1.63%         1.35%
Return on average equity . . . . . . . . .           15.07%        15.32%        14.62%        14.94%        14.92%
Net interest margin (2) . . . . . . . . . .           4.99%         5.13%         5.27%         5.25%         5.01%
Average loans to deposits . . . . . . .              77.96%        73.87%        76.68%        75.69%        73.95%

ASSET QUALITY RATIOS:
Allowance for loan losses to
   period end loans . . . . . . . . . . . . . .       1.04%         1.16%         1.12%         1.21%         1.22%
Allowance for loan losses to
   nonaccrual loans . . . . . . . . . . . .           1.37X         3.12X         2.70X         2.00X         3.80X
Nonperforming assets to period end
   loans and other real estate owned .                1.42%         1.66%         2.30%         2.20%         1.90%
Net chargeoffs
   to average loans . . . . . . . . . . . . . .       0.06%         0.05%         0.04%         0.24%         0.20%
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

Overview. Net income for the year ended December 31, 1999 of $5.411 million was an increase of 8.39%, or $0.419 million over the year ended December 31, 1998. The increase in net income during 1999 primarily reflects an increase in the lending volume, as total net loans increased by $62.636 million, or 31.23%. Basic earnings per share for the year ended December 31, 1999 was $1.98 up from $1.80 for the year ended December 31, 1998. CBI has shown an increase of 81.57% in net income over the five years ended December 31, 1999, from $2.980 million in 1995 to $5.411 million during 1999. The increase in income over the past five years is attributable to the 76.15% growth in the loan portfolio. As total assets grew from $234.645 million in 1995 to $358.836 million as of December 31, 1999, net loans grew from $149.415 million to $263.194 million.

         The Company increased net income 16.85% or $0.720 million during 1998 over 1997. This increase was attributable to an increase in the net interest income. Net income during 1997 of $4.272 million was a 9.90% increase over 1996. On a per share basis, net income was $1.54 in 1997.

         The Company's return on average equity has increased while the return on average assets has remained fairly constant over the past three years. The return on average equity was 15.07% for the year ended December 31, 1999. The return on average equity was 15.32% in 1998, compared to 14.62% for 1997. The return on average assets amounted to 1.55%, 1.69% and 1.66% for the three years ended December 31, 1999, 1998, and 1997, respectively.

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

         Net interest income increased 12.61% to $15.951 million in 1999. This increase was attributable to a 15.83% growth in average interest-earning assets. The increase in interest-earning assets was due primarily to increases in the lending volume. During the five years ended December 31, 1999, the Company has had a consistent increase in loan demand. It is management's belief that the increase in the lending volume is a result of competitive pricing and, most importantly, responsiveness to loan demands. The ability to make a timely loan decision is an operating characteristic that often allows CBI the opportunity to meet the needs of borrowers before their competitors. Rates earned on average earning assets were 8.43% during 1999 as compared to 8.73% one year earlier. The Company is competitive with rates and origination fees charged on loans. However, since 50.29% of the Company's loan portfolio may be repriced in one year or less, the Company may respond quickly to market changes in rates.

          Interest expense for the year ended December 31, 1999 increased by 10.39%, to $10.660 million from $9.657 million for the year ended December 31, 1998. This increase was due to an increase of 16.07% in average interest bearing liabilities from $215.125 million during 1998 to $249.706 million in 1999. The interest rate paid on interest-bearing liabilities decreased for the year, to 4.27% for 1999 compared to 4.49% in 1998.

         Net interest income was $14.165 million for the year ended December 31, 1998, an increase of 12.26% over the $12.618 million reported in 1997. This increase was partially due to the 15.43% increase in average interest-earning assets. Again, the increase in the lending volume was the most significant portion of the increase in average interest earning assets with an 11.19% increase. During 1998 interest expense increased by $1.007 million to $9.657 million. This increase was a result of a 17.89% increase in deposit volume.

The following table sets forth CBI's average interest-earning assets (on a tax equivalent basis) and average interest-bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin, for the periods indicated:

                         Average Balance Sheets, Interest Income and Expense, Yields and Rates


                                                             Years Ended December 31,
                           ----------------------------------------------------------------------------------------------
                                        1999                             1998                           1997
                           ----------------------------------------------------------------------------------------------
                            Average                Yield/    Average                Yield/    Average             Yield/
                           Balance(6)  Interest   Rate (1)  Balance(6)   Interest  Rate (1) Balance(6)  Interest  Rate (1)
                           ----------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
Assets
Interest-earning assets:
     Securities              $ 72,896     $ 4,664  6.40%       $ 62,679    $ 4,116  6.57%      $ 55,974    $3,772 6.74%
     Federal funds sold        10,240         515  5.03%         20,282      1,055  5.20%         9,091       479 5.27%
     Loans (5)                236,719      21,800  9.21%        192,778     18,921  9.81%       173,384    17,181 9.91%
     Interest-bearing
      deposits in
      other banks                 122           7  5.74%            493         27  5.48%           863        50 5.79%
                           ----------------------------------------------------------------------------------------------
Total interest-earning
    assets                  $ 319,977    $ 26,986  8.43%       $276,232    $24,119  8.73%      $239,312   $21,482 8.98%
                                      ------------                      -----------                     ----------

Noninterest-earning
  assets:
     Cash and due from banks   14,201                            11,791                          10,762
     Premises and equipment     4,706                             4,816                           4,800
     Other assets               5,169                             4,576                           4,334
Less allowance for loan
      losses                   (2,489)                           (2,127)                         (2,087)
                           -----------                     -------------                    ------------
      Total                 $ 341,564                          $295,288                        $257,121
                           ===========                     =============                    ============


Liabilities and Stockholders'
     Equity
Interest-bearing liabilities:
     Money market and  NOW
       accounts              $ 74,884     $ 2,245  3.00%       $ 61,348    $ 1,812  2.95%      $ 46,565    $1,623 3.49%
     Savings deposits          48,834       1,735  3.55%         42,846      1,608  3.75%        33,790     1,245 3.68%
     Time deposits            101,633       5,327  5.24%         93,064      5,150  5.53%        86,610     4,818 5.56%
     Large denomination
       deposits                23,520       1,312  5.58%         17,867      1,087  6.08%        15,381       959 6.23%
     Federal funds purchased      835          41  4.91%              -          -        -         126         5 3.97%
                           ----------------------------------------------------------------------------------------------
                            $ 249,706    $ 10,660  4.27%       $215,125    $ 9,657  4.49%      $182,472    $8,650 4.74%
                                      ------------                      -----------                     ----------
Noninterest-bearing liabilities:
     Demand deposits           54,791                            45,842                          43,766
     Other liabilities          1,837                             1,738                           1,664
                           -----------                     -------------                    ------------
                            $ 306,334                          $262,705                        $227,902

Stockholders' Equity           35,230                            32,583                          29,219
                           -----------                     -------------                    ------------
     Total                  $ 341,564                          $295,288                        $257,121
                           ===========                     =============                    ============



Net interest earnings                    $ 16,326                          $14,462                        $12,832
Less tax equivalent adjustment                375                              297                            214
                                      ------------                      -----------                     ----------
Net Interest income/
yield (2) (3)                            $ 15,951  4.99%                   $14,165  5.13%                 $12,618 5.27%
                                      ============                      ===========                     ==========



Interest Spread (4)                                4.16%                            4.24%                         4.24%
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

                                               Volume and Rate Analysis


                                                            Years Ended December 31,
                         -----------------------------------------------------------------------------------------------
                                 1999 vs. 1998                  1998 vs. 1997                  1997 vs. 1996
                              Increase (decrease)            Increase (decrease)            Increase (decrease)
                               Due to changes in:             Due to changes in:             Due to changes in:
                         ---------------------------------------------------------------------------------------------
                          Volume      Rate    Total(1)   Volume      Rate    Total(1)   Volume      Rate    Total(1)
                         ---------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Increase (decrease) in:
  Interest income:
    Investment
securities,
      taxable                 $657     $(109)      $548      $441      $(97)      $344       $24        $17       $41
    Federal funds sold       (507)       (33)     (540)       582        (6)       576       122       (17)       105
    Interest-bearing
deposits
      in other banks          (21)          1      (20)      (20)        (2)      (22)         -        (3)       (3)
    Loans                    4,094    (1,215)     2,879     1,914      (175)     1,739     1,323      (243)     1,080
                         ---------------------------------------------------------------------------------------------
                            $4,223   $(1,356)    $2,867    $2,917     $(280)    $2,637    $1,469     $(246)    $1,223
                         ---------------------------------------------------------------------------------------------

  Interest expense:
    Savings and time
      deposits              $1,454     $(492)      $962    $1,489     $(476)    $1,013      $175       $127      $302
    Federal funds               41                   41       (3)        (3)       (6)       (7)          7         -
purchased
                         ---------------------------------------------------------------------------------------------
                            $1,495     $(492)    $1,003    $1,486     $(479)    $1,007      $168       $134      $302
                         ---------------------------------------------------------------------------------------------


  Net interest earnings     $2,728     $(864)    $1,864    $1,431       $199    $1,630    $1,301     $(380)      $921
                         =============================================================================================

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

         Management evaluates interest sensitivity through the use of a static gap model on a monthly basis and then formulates strategies regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments in order to decrease sensitivity risk. These strategies are based on management's outlook regarding interest rate movements, the state of the regional and national economies and other financial and business risk factors. In addition, the Company establishes prices for deposits and loans based on local market conditions and manages its securities portfolio with policies set by it.

         The following tables present CBI's Interest Rate Sensitivity Analysis as of December 31, 1999:

                                    Interest Rate Sensitivity Analysis
                                                                            December 31, 1999
                                      ------------------------------------------------------------------------------------------
                                          Within                4-12                   1-5                Over
                                         3 Months              Months                 Years              5 Years         Total
                                      ------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Interest-Earning Assets:
  Federal funds sold                      $ 3,154            $      -               $       -            $      -     $   3,154
  Investment securities                     1,390               3,196                  20,992              40,572        66,150
  Loans                                    72,752              87,755                  90,630              14,830       265,967
                                      ------------------------------------------------------------------------------------------

Total interest-earning assets            $ 77,296            $ 90,951               $ 111,622            $ 55,402     $ 335,271
                                      ------------------------------------------------------------------------------------------

Interest-Bearing Liabilities:
  Deposits:
     Demand                              $ 78,094            $      -               $       -            $     -      $ 78,094
     Savings                               50,921                   -                       -                  -        50,921
     Time deposits,  $100,000 and over      7,420              19,653                   9,519                  -        36,592
     Other time deposits                   22,373              45,300                  34,114                  -       101,787
   Federal funds purchased                  3,597                   -                       -                  -         3,597
                                      ------------------------------------------------------------------------------------------

Total interest-bearing liabilities      $ 162,405            $ 64,953                $ 43,633            $     -      $270,991
                                      ------------------------------------------------------------------------------------------

Period gap                              $ (85,109)           $ 25,998                $ 67,989            $ 55,402     $ 64,280
                                      ==========================================================================================


Cumulative gap                          $ (85,109)          $ (59,111)                $ 8,878            $ 64,280
                                      ============================================================================


Ratio cumulative gap to total
  interest-earning assets                 -25.39%             -17.63%                   2.65%              19.17%
                                      ============================================================================

         The December 31, 1999 results of the rate sensitivity analysis show CBI had $85.109 million more in liabilities than assets subject to repricing within three months or less and was, therefore, in a liability-sensitive position. The cumulative gap at the end of one year was a negative $59.111 million, and, therefore is a liability-sensitive position. The one-year negative gap position reflects a deposit portfolio that is weighted predominantly in shorter maturities. Approximately $227.358 million, or 83.89% of the total deposits, matures or reprice within one year or less. An asset-sensitive institution's net interest margin and net interest income generally will be impacted favorably by rising interest rates, while that of a liability-sensitive institution generally will be impacted favorably by declining rates.

Noninterest Income. For the year ended December 31, 1999 noninterest income increased by $0.030 million, or 1.32% to $2.303 million. Although service charge income increased by $266,000, the securities gains and other income categories decreased by $211,000. Gains on the sale of other real estate declined by $25,000.

         Noninterest income for the year ended December 31, 1998 was $2.273 million, an increase of $607,000 from 1997. This increase is primarily attributable to an increase on securities gains of $164,000, and an increase in other income of $204,000. Service charge income increased $181,000.

         Noninterest income for 1997 decreased 1.00% or $17,000 from 1996. This decrease is primarily attributable to a loss on the sale of other real estate in the amount of $32,000.

Noninterest Expense. Noninterest expense of $9.877 million for the year ended December 31, 1999 was an increase of 11.73%. Salaries and employee benefits, the largest single component of noninterest expense, had an increase of 11.71% for the year. This was due to normal salary increases and an increase in total staffing requirements to handle growth and the new branch opened this year.

         For 1998, noninterest expense increased by $0.848 million or 10.61% over 1997. Salaries and employee benefits increased by $0.670 million or 15.23%.

         During the year ended December 1997, noninterest expenses increased by 10.02% or $0.728 million from $7.264 million during 1996 to $7.992 million in 1997. The majority of the increase was due to an increase in salaries and employee benefits of 11.30% or $0.447 million from $3.953 million to $4.400 million. This increase was largely associated with the continuation of various incentive and bonus plans adopted by the Company during prior years.

Income Taxes. The provision for income taxes for the year ended December 31, 1999 was $2.407 million an 11.80% increase from the previous year. The increase in the provision was due to the increase in taxable income.

         The income tax provision for the year ended December 31, 1998 was $2.153 million, up from $1.968 million for the year ended December 31, 1997.

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


                                                                    Loan Portfolio

                                                                       December 31,
                             --------------------------------------------------------------------------------------------------
                                 1999                   1998                      1997                     1996
                             --------------------------------------------------------------------------------------------------
                                          % to Total              % to Total                % to Total              % to Total
                                Amount      Loans      Amount       Loans        Amount       Loans       Amount      Loans
                             --------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
Commercial                       $ 77,337     29.06%    $ 62,213       30.62%     $ 49,487       27.71%    $ 43,883     26.47%

Real estate construction           42,237     15.87%      17,100        8.41%       13,926        7.80%      11,097      6.69%

Real estate mortgage:
  Residential (1-4 family)         49,396     18.56%      46,944       23.10%       47,530       26.61%      47,205     28.47%
  Multifamily                       4,737      1.78%       2,741        1.35%        2,834        1.59%       3,667      2.21%
  Nonfarm, nonresidential          64,342     24.18%      46,792       23.02%       42,337       23.70%      40,517     24.44%
                             --------------------------------------------------------------------------------------------------
     Real estate mortgage,
                  subtotal        118,475     44.52%      96,477       47.47%       92,701       51.90%      91,389     55.12%
                             --------------------------------------------------------------------------------------------------
     Real estate, total           160,712     60.39%     113,577       55.89%      106,627       59.70%     102,486     61.82%
                             --------------------------------------------------------------------------------------------------

Credit card                         1,437      0.54%       1,189        0.59%        1,006        0.56%         830      0.50%

Consumer installment               19,762      7.43%      20,047        9.86%       16,356        9.16%      14,906      9.00%

Other                               6,871      2.58%       6,205        3.05%        5,127        2.87%       3,688      2.22%
                             --------------------------------------------------------------------------------------------------
     Total loans                  266,119    100.00%     203,231      100.00%      178,603      100.00%     165,793    100.00%

Less unearned income                  152                    328                       621                      932
                             -------------           ------------             -------------             ------------
                                $ 265,967              $ 202,903                 $ 177,982                $ 164,861
                             =============           ============             =============             ============


                                  December 31,
                            -------------------------
                                1995
                            -------------------------
                                         % to Total
                               Amount       Loans
                            -------------------------

Commercial                      $ 39,666      26.03%

Real estate construction           9,503       6.24%

Real estate mortgage:
  Residential (1-4 family)        47,420      31.11%
  Multifamily                      1,563       1.03%
  Nonfarm, nonresidential         36,203      23.75%
                            -------------------------
     Real estate mortgage,
                  subtotal        85,186      55.89%
                            -------------------------
     Real estate, total           94,689      62.13%
                            -------------------------

Credit card                          719       0.46%

Consumer installment              14,504       9.52%

Other                              2,835       1.86%
                            -------------------------
     Total loans                 152,413     100.00%

Less unearned income               1,148
                            -------------
                               $ 151,265
                            =============

The following table shows the maturity of loans, net of unearned income, outstanding as of December 31, 1999. Also provided are the amounts due after one year classified according ot the sensitivity to changes in interest rates. Loans are classified based upon the period in which the payments are due.

                                      Loan Maturity Schedule

                                         December 31, 1999
                           ---------------------------------------------------
                                                   Maturing
                           ---------------------------------------------------
                                        After One
                             Within     But Within     After
                            One Year    Five Years   Five Years     Total
                           ---------------------------------------------------
                                         (Dollars in thousands)

Commercial                    $ 41,206     $ 34,075      $ 2,056     $ 77,337
Installment                      3,033       15,256        1,321       19,610
Real estate                     82,327       48,192       30,193      160,712
Credit card                      1,437            -            -        1,437
Other                            5,604        1,267            -        6,871
                           ---------------------------------------------------
        Total                $ 133,607     $ 98,790     $ 33,570    $ 265,967
                           ===================================================

Loans maturing after one year with:
    Fixed interest rates                       $ 79,773     $ 11,003
    Variable interest rates                      19,017       22,567
                                           --------------------------
         Total                                 $ 98,790     $ 33,570
                                           ==========================

         As of December 31, 1999, the loan portfolio was $265.967 million, net of unearned income, an increase from the prior year of 31.08% or $63.064 million. Real estate lending continues to be the bulk of the portfolio with loans secured by real estate comprising 60.39% of total loans. Commercial loans comprise 29.06% of total loans.

         Loans, net of unearned income, were $202.903 million at December 31, 1998, up $24.921 million or 14.00% from $177.982 million at December 31, 1997.
The growth in commercial loans of $12.726 million and in real estate loans, which increased $6.950 million accounted for 78.95% of the growth.

         Loans secured by real estate comprise 55.89% of total loans at December 31, 1998 and 59.70% at December 31, 1997.

         The Company's unfunded loan commitments amounted to $44.061 million as of December 31, 1999, up from $34.553 million at December 31, 1998. Fixed rate commitments were $10.540 million and $11.192 million as of December 31, 1999 and 1998, respectively. The average rates charged on the fixed rate commitments were 8.0% - 10.5% for the years then ended.

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

         The provision for loan losses for the year ended December 31, 1999 was $559,000, an increase of $106,000 over the previous year. Management charged income for the provision deemed necessary based on its analysis of the loan portfolio. After reviewing the nonperforming loans and specifically nonaccrual loans, management feels the current year provision increases the allowance for loan losses to the desired level to cover potential losses. The Company had charge-offs, net of recoveries, of $131,000 during 1999, an increase of $32,000 over the previous year. This increase was the result of normal changes in the loan portfolio and local economic conditions. Management does not anticipate any abnormal changes in the delinquency rates or charge-offs and recoveries in connection with its normal loan operations procedures. It is management's opinion that the allowance for loan losses is adequate to absorb any future losses that may occur.

         The provision for loan losses totaled $453,000 for the year ended December 31, 1998, an increase of $401,000 from the previous year. The Company had charge-offs, net of recoveries, of $99,000 during 1998, an increase of $38,000 over the previous year. After consideration of these factors, management recorded a provision for loan losses that would provide coverage for potential losses.

         The provision in 1997 decreased to $52,000 as compared to $532,000 in 1996. This decrease of $480,000 reflected management's review of the loan portfolio and the amount needed to maintain the reserve at acceptable levels to cover potential losses.

         As of December 31, 1999, the allowance for loan losses was $2.773 million up from $2.345 million at December 31, 1998. The allowance as of December 31, 1998 was up $354,000 from the $1.991 million at December 31, 1997. The ratio of the allowance for loan loss to total loans, net of unearned income, has remained relatively constant over the last three years, 1.04% at December 31, 1999, 1.16% at December 31, 1998, and 1.12% at December 31, 1997.

         The multiple of the allowance for loan losses to nonaccrual loans was 1.37X at December 31, 1999, 3.12X at December 31, 1998 and 2.70X at December 31, 1997. Management continually evaluates nonaccrual loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

         The allowance for loan losses related to loans identified as impaired is primarily based on the excess of the loan's current outstanding principal balance over the estimated fair market value of the related collateral. For a loan that is not collateral-dependent, the allowance is recorded at the amount by which the outstanding principal balance exceeds the current best estimate of the future cash flows on the loan discounted at the loan's effective interest rate. At December 31, 1999 and 1998, the Corporation had loans totaling approximately $2.620 million and $1.104 million, respectively, for which impairment had been recognized. Of the total loans impaired, $27,240 and $37,215, respectively, were valued on the present value of future cash flows and $2.595 million and $1.067 million, respectively, were valued according to the underlying collateral. The average balance of the impaired loans amounted to approximately $1.952 million and $1.274 million for the years ended December 31, 1999 and 1998, respectively. The allowance for loan losses related to these loans totaled approximately $671,000 and $372,000 at December 31, 1999 and 1998, respectively.

The following table summarizes changes in the allowance for loan losses:

                                               Summary of Loan Loss Experience


                                                                          Years Ended December 31,
                                                               ----------------------------------------------------------------
                                                                   1999         1998         1997        1996         1995
                                                               ----------------------------------------------------------------
                                                                                   (Dollars in thousands)

Allowance for loan losses at beginning of year                      $ 2,345      $ 1,991      $ 2,000     $ 1,850      $ 1,680
                                                               ----------------------------------------------------------------

Loans charged off:
  Commercial                                                           $ 44         $ 25        $ 126       $ 290        $ 224
  Credit card                                                            14            3           31          24            8
  Installment                                                            78           24           79          72           77
  Real estate                                                            44          180           58         303          197
                                                               ----------------------------------------------------------------

       Total                                                          $ 180        $ 232        $ 294       $ 689        $ 506
                                                               ----------------------------------------------------------------

Recoveries of loans previously charged off:
  Commercial                                                           $ 19         $ 66         $ 64       $ 200         $ 38
  Credit card                                                             1            4            1           5            -
  Installment                                                            15           11           14          23          140
  Real estate                                                            14           52          154          79            6
                                                               ----------------------------------------------------------------

       Total                                                           $ 49        $ 133        $ 233       $ 307        $ 184
                                                               ----------------------------------------------------------------

Net loans charged off                                                $ (131)       $ (99)       $ (61)     $ (382)      $ (322)

 Provision for loan losses                                              559          453           52         532          492
                                                               ----------------------------------------------------------------

Allowance for loan losses at end of year                            $ 2,773      $ 2,345      $ 1,991     $ 2,000      $ 1,850
                                                               ================================================================




Average total loans (net of unearned income)                      $ 236,719    $ 192,778    $ 173,384    $160,030     $147,478

Total loans (net of unearned income)                              $ 265,967    $ 202,903    $ 177,982    $164,861     $151,265

Selected Loan Loss Ratios:
  Net charge-offs to average loans                                    0.06%        0.05%        0.04%       0.24%        0.22%
  Provision for loan losses to average loans                          0.24%        0.23%        0.03%       0.33%        0.33%
  Provision for loan losses to net charge-offs                         427%         458%          85%        139%         153%
  Allowance for loan losses to year-end loans                         1.04%        1.16%        1.12%       1.21%        1.22%

         A breakdown of the allowance for loan losses is provided in the following table; however, the Bank has not historically maintained such a breakdown and management does not believe that the allowance can be fragmented by category with any precision that would be useful to investors. The entire amount of the allowance is available to absorb losses occurring in any category. The allowance is allocated below based on the relative percentage in each category to total loans.


                                                                December 31,
                           --------------------------------------------------------------------------------------------------
    Balance at End of         1999                     1998                    1997                     1996
                           --------------------------------------------------------------------------------------------------
  Period Applicable to:
                                       % of Loans               % of Loans               % of Loans              % of Loans
                                         in each                  in each                 in each                  in each
                                       category to              category to             category to              category to
                             Amount    total loans    Amount    total loans   Amount    total loans    Amount    total loans
                           --------------------------------------------------------------------------------------------------
                             (Dollars in thousands)

  Commercial                     $ 806   29.06%           $ 718   30.62%          $ 552    27.71%          $ 529   26.47%
  Credit card                       15    0.54%              14    0.59%             11    0.56%              10    0.50%
  Installment                      206    7.43%             231    9.86%            182    9.16%             180    9.00%
  Real estate                    1,675   60.39%           1,311   55.88%          1,188    59.70%          1,236   61.81%
  Other                             71    2.58%              71    3.05%             58    2.87%              45    2.22%
                           --------------------------------------------------------------------------------------------------
                               $ 2,773   100.00%        $ 2,345   100.00%       $ 1,991   100.00%        $ 2,000   100.00%
                           ==================================================================================================

                                  December 31,
                         -------------------------
    Balance at End of        1995
                         -------------------------
  Period Applicable to:
                                      % of Loans
                                        in each
                                      category to
                            Amount    total loans
                         -------------------------


  Commercial                    $ 514   27.71%
  Credit card                      10    0.56%
  Installment                     169    9.16%
  Real estate                   1,104   59.70%
  Other                            53    2.87%
                         -------------------------
                              $ 1,850   100.00%
                         =========================


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

Nonperforming Assets. Total nonperforming assets, which consist of nonaccrual loans, restructured loans, loans 90 days or more past due, and other real estate owned were $3.799 million at December 31, 1999 an increase of $0.407 million from one year earlier. Total nonperforming assets were $3.392 million at December 31, 1998, a decrease of $0.734 million over December 31, 1997.

                                                            Nonperforming Assets

                                                                                         December 31,
                                                              --------------------------------------------------------------
                                                                  1999        1998         1997        1996        1995
                                                              --------------------------------------------------------------

Nonaccrual loans                                                   $ 2,026       $ 752        $ 737       $ 996       $ 487
 Loans contractually past due 90 days or more
     and still accruing                                                801       1,649        2,176       1,324         882
 Troubled debt restructuring                                             -           -            -           -           -
                                                              --------------------------------------------------------------
     Total nonperforming loans                                     $ 2,827     $ 2,401      $ 2,913     $ 2,320     $ 1,369

Other real estate owned                                                972         991        1,213       1,330       1,540
                                                              --------------------------------------------------------------
     Total nonperforming assets                                    $ 3,799     $ 3,392      $ 4,126     $ 3,650     $ 2,909
                                                              ==============================================================


Nonperforming assets to period-end total
  loans, gross, and other real estate                                1.42%       1.66%        2.30%       2.20%       1.90%
                                                              ==============================================================

Foregone interest income on nonaccrual
  loans                                                              $ 127        $ 95         $ 65        $ 50        $ 32
                                                              ==============================================================

Interest income recorded on nonaccrual
  loans during the year                                               $ 29        $ 17         $ 16         $ 4         $ 8
                                                              ==============================================================



The following table summarizes all nonperforming loans, by loan type as of December 31, 1999:


                                                      Number
                                                        of       Principal
(Dollars in thousands)                                 Loans      Balance
-----------------------------------------------------------------------------
Residential mortgage                                         17      $ 2,083
Installment loans                                            12          154
Commercial loans                                             15          588
Credit cards                                                  2            2
                                                    -------------------------
                                                             46      $ 2,827
                                                    =========================

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

         As of December 31, 1999, total nonperforming loans have increased by $0.426 million, to $2.827 million from $2.401 million on December 31, 1998.

         If foreclosure of property is required, the property is generally sold at a public auction in which CBI may participate as a bidder. If the CBI is the successful bidder, the acquired real estate property is then included in the CBI real estate owned account until it is sold.

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

         The book value of the investment portfolio as of December 31, 1999 was $69.414 million compared to $71.734 million at December 31, 1998.

         The following tables show the amortized cost, fair market value, maturity distribution, and yield of the investment portfolio as of December 31,1999 and 1998

                              Securities Portfolio

                                                                                 December 31, 1999
                                                                 --------------------------------------------------
                                                                     Held -to-Maturity       Available-for-Sale
                                                                     -----------------       ------------------
                                                                     Cost        Market       Cost       Market
                                                                 --------------------------------------------------
                                                                              (Dollars in thousands)
U.S. Treasury and agency securities                                     $ 500        $ 452     $13,330     $12,308
Mortgage-backed securities:
   Guaranteed or issued by
     GNMA, FNMA or FHLMC                                                5,422        5,353      25,941      24,885
 Securities issued by states and
     political subdivisions                                               513          507      14,625      14,192
 Other securities                                                           -            -       9,083       8,330
                                                                 --------------------------------------------------
                                                                      $ 6,435      $ 6,312    $ 62,979    $ 59,715
                                                                 ==================================================


                                                                                December 31, 1998
                                                                 --------------------------------------------------
                                                                     Held -to-Maturity       Available-for-Sale
                                                                     -----------------       ------------------
                                                                     Cost        Market       Cost       Market
                                                                 --------------------------------------------------
                                                                              (Dollars in thousands)
U.S. Treasury and agency securities                                     $ 900        $ 841     $15,152     $15,113
Mortgage-backed securities:
   Guaranteed or issued by
     GNMA, FNMA or FHLMC                                                8,066        8,103      24,835      24,809
 Securities issued by states and
     political subdivisions                                               612          645      14,204      14,453
 Other securities                                                         100          101       7,865       7,832
                                                                 --------------------------------------------------
                                                                      $ 9,678      $ 9,690     $62,056     $62,207
                                                                 ==================================================


                                                                                December 31, 1997
                                                                 --------------------------------------------------
                                                                     Held -to-Maturity       Available-for-Sale
                                                                     -----------------       ------------------
                                                                     Cost        Market       Cost       Market
                                                                 --------------------------------------------------
                                                                              (Dollars in thousands)
U.S. Treasury and agency securities                                   $ 1,949      $ 1,877     $16,091     $16,058
Mortgage-backed securities:
   Guaranteed or issued by
     GNMA, FNMA or FHLMC                                               10,874       10,924      16,608      16,564
 Securities issued by states and
     political subdivisions                                               702          732       8,491       8,654
 Other securities                                                         100          102       2,693       2,759
                                                                 --------------------------------------------------
                                                                     $ 13,625     $ 13,635     $43,883     $44,035
                                                                 ==================================================

     The maturity distribution, book value, market value, and yield of the total investment securities portfolio at December 31, 1999 and 1998 are presented as follows:

                                                                             December 31, 1999
                                                   ---------------------------------------------------------------------------
                                                              Held -to-Maturity                    Available-for-Sale
                                                              -----------------                    ------------------
                                                       Book         Market                    Book       Market
                                                       Value        Value        Yield        Value       Value      Yield
                                                   ---------------------------------------------------------------------------
                                                                             (Dollars in thousands)

Within 12 months                                             $ 9          $ 9    9.31%         $ 4,840     $ 4,577   5.52%
Over 1 year through 5 years                                  713          667    6.30%          20,979      20,279   5.91%
Over 5 years through 10 years                              2,205        2,165    5.47%          26,892      25,498   6.43%
Over 10 years                                              3,508        3,471    7.07%          10,268       9,361   6.91%
                                                   ---------------------------------------------------------------------------
                                                         $ 6,435      $ 6,312    6.44%         $62,979     $59,715   6.27%
                                                   ===========================================================================

 Deposits. Deposits at December 31, 1999 were $318.427 million, up $24.425 million from 1998, an increase of 8.31%. The growth in deposits was led by the 11.58% increase in interest-bearing deposits, which increased from $239.645 million at December 31, 1998 to $267.394 million at December 31, 1999. Noninterest-bearing deposits were 16.03% of total deposits at December 31, 1999.

         Deposits at December 31,1998 were $294.002 million, a 23.77% increase from 1997. Noninterest-bearing deposits were 18.49% of total deposits at December 31, 1998 compared to 17.22% at December 31, 1997.

                                                  Deposits Analysis

                                                                            December 31,
                                               ------------------------------------------------------------------------
                                                   1999                    1998                     1997
                                               ------------------------------------------------------------------------
                                                             Average                  Average                 Average
                                                 Balance    Rate Paid    Balance     Rate Paid    Balance    Rate Paid
                                               ------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Noninterest-bearing demand deposits                $ 51,033                $ 54,357                 $ 40,914
                                               -------------           -------------            -------------

Interest-bearing liabilities:
     Money market and  NOW accounts                  78,094   3.00%          70,276    2.95%          55,778   3.49%
     Savings deposits                                50,921   3.55%          48,973    3.75%          34,638   3.68%
     Time deposits                                  101,787   5.24%          95,416    5.53%          85,546   5.56%
     Large denomination deposits                     36,592   5.58%          24,980    6.08%          20,653   6.23%
                                               ------------------------------------------------------------------------
Total interest-bearing accounts                    $267,394   4.27%       $ 239,645    4.49%       $ 196,615   4.74%
                                               ------------------------------------------------------------------------
     Total deposits                                $318,427               $ 294,002                $ 237,529
                                               =============           =============            =============




                                         Maturity of CDs of $100,000 and Over


                                                  Within      Three       Six to       Over                   Percent
                                                  Three       to Six      Twelve        One                  of Total
                                                  Months      Months      Months       Year        Total      Deposit
                                                  ------      ------      ------       ----        -----      -------
                                                                       (Dollars in thousands)


    December 31, 1999                            $7,420       $7,136     $ 12,517      $9,519     $ 36,592    11.49%

Capital Resources. The adequacy of the CBI's capital is reviewed by management on an ongoing basis, with reference to the size, composition and quality of the Company's asset and liability levels and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and absorb potential losses.

         The primary source of capital for CBI is internally generated retained earnings. Stockholders' equity increased 6.75% in 1999 over 1998 (before the mark to market adjustment on securities available for sale of -$2.154 million, net of tax). Similarly, stockholders' equity increased 9.96% in 1998 over 1997 (before the mark to market adjustment on securities available for sale of +$99,000, net of tax). The following table highlights certain ratios for the periods indicated:

                           Return on Equity and Assets

                                                 Years Ended December 31,
                                             ----------------------------------
                                               1999       1998        1997
                                             ----------------------------------
Income before securities gains and losses to:
  Average total assets                         1.55%      1.64%       1.66%
  Average stockholders' equity                15.07%     14.82%      14.62%

Net income to:
  Average total assets                         1.58%      1.69%       1.66%
  Average stockholders' equity                15.36%     15.32%      14.62%

Dividend payout ratio (dividends declared
  per share divided by net income per share)  32.31%     29.55%      20.95%

Average stockholders' equity to average
  total assets ratio                          10.31%     11.03%      11.36%



         The FDIC has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0% of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. CBI had a ratio of total capital to risk-weighted assets of 13.85% at December 31, 1999 and a ratio of Tier 1 capital to risk-weighted assets of 12.87%. Both of these exceed the capital requirements adopted by the federal regulatory agencies.

                               Analysis of Capital

                                                          December 31,
                                             ---------------------------------------
                                                 1999         1998         1997
                                             ---------------------------------------
                                                     (Dollars in thousands)

Tier 1 Capital:
   Common stock                                   $ 8,140      $ 8,286      $ 8,338
   Surplus                                          3,894        4,915        5,425
   Retained earnings                               24,513       20,820       17,268
   Unearned ESOP shares                              (229)           -          (91)
                                             ---------------------------------------

                    Total Tier 1 Capital         $ 36,318     $ 34,021     $ 30,940
                                             ---------------------------------------


Tier 2 Capital
   Allowance for loan losses                        2,773        2,345        1,991
                                             ---------------------------------------
                    Total Tier 2 Capital          $ 2,773      $ 2,345      $ 1,991
                                             ---------------------------------------

                    Total risk-based capital     $ 39,091     $ 36,366     $ 32,931
                                             =======================================

                    Risk weighted assets        $ 282,158    $ 240,036    $ 188,945


Capital Ratios:
  Tier 1 risk-based capital                     12.87%       14.17%       16.38%
  Total risk based capital                      13.85%       15.15%       17.43%
  Tier 1 capital to average total assets        10.63%       11.52%       12.03%

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

         For the year ended December 31, 1999 the Company provided cash or liquidity from operations in the amount of $6.264 million. This increase in funds in addition to a $24.425 million increase in deposits has given the Company approximately $30.689 million in funds available for investment during 1999. In determining investment strategies management considers objectives for the composition of the loan and investment portfolio, such as type, maturity distribution, and fixed or variable interest rate characteristics of investment opportunities. Management's use of funds was primarily directed to the funding of a $63.118 million increase in net loans

Impact of Inflation and Changing Prices. The consolidated financial statements and related data presented have been prepared in accordance with generally accepted accounting principles, which require the measurement of the financial position and operating results of CBI in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         Virtually all of the assets of CBI are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as prices of goods and services.

Current Accounting Developments. In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. FASB No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related changes in value of the hedged item in the income statement and requires that a company document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. Pursuant to Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of Financial Accounting Standards Board Statement No. 133", the Corporation is required to adopt the standard on or before January 1, 2001. Upon adoption, all hedging relationships must be designated and documented pursuant to the provisions of the statement. CBI is in the process of evaluating the impact of this statement on its risk management strategies and processes, information systems and financial statements.

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

The Company is happy to report that all Year 2000 issues were resolved prior to the end of 1999, and all systems performed as expected at the end of the year. There were no system problems or service disruptions.

Company Consolidation. In March of this year the Company announced that the Board of Directors had made the decision to consolidate the three banking affiliates into one entity. This decision was made in order to achieve more efficient use of the Company's management and technical resources and to give our customers expanded banking services and facilities.

Toward this end, the Company has evaluated and selected new data processing hardware and software and is in the process of establishing a new operations center for consolidated processing of the combined bank's customer deposit and loan applications. This project is currently expected to be completed in stages, with final conversions scheduled for the August to October time frame. During the year the Company will incur additional expenses associated with equipment installation, training, new product development and data processing upgrades. Management anticipates future operational and organizational efficiencies will help the long-range growth and profitability of the Company.

                           FORWARD LOOKING STATEMENTS

The preceding "Business", "Legal Proceeding" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-K contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents CBI's expectations and beliefs concerning future events including, without limitation, the following: the Company's efforts in retaining and expanding its customer base and differentiating it from its competition; the FDIC insurance premium assessments for 2000; the impact from liabilities arising from legal proceedings on its financial condition; the impact of certain securities sales, and interest rates in general, on the volatility of its net interest income; the impact of policy guidelines and strategies on net interest income based on future interest rate projections; the ability to provide funding sources for both the Bank and the Parent Company; the benefits of 1999 merger activity on future years' overhead expense; the impact of portfolio diversification and the outplacement of high risk loans on future levels on loan losses; the reversal in the trend of competition for real estate-commercial loans and the effect of loan growth generally on the improvement in net interest income; the assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business-related risks and uncertainties affecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitations, the following: dynamics of the markets served in terms of competition from traditional and nontraditional financial service providers can affect both the funding capabilities of the Company in terms of deposit garnering as well as the ability to compete for loans and generate the higher yielding assets necessary to improve net interest income; future legislation and actions by the Federal Reserve Board may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates and operational limitations; significant fluctuations in market interest rates may affect the ability to reinvest proceeds from the maturities and prepayments on certain categories of securities and affect the overall yield of the portfolio; business expansion activities and other efforts to retain customers may increase the need for staffing and the resulting personnel expense in future periods; deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses as well as future purchases and sales of loans may affect the appropriate level of the reserve for loan losses and thereby affect the future levels of provisioning

Accordingly, results actually achieved may differ materially from expected results in these statements. CBI does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 8.           Financial Statements and Supplementary Data.



                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Community Bankshares Incorporated
Petersburg, Virginia

We have audited the accompanying consolidated balance sheets of Community Bankshares Incorporated and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Community Bankshares Incorporated and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                         Mitchell, Wiggins & Company, LLP
                                         Certified Public Accountants
                                         Petersburg, Virginia
                                         January 14, 2000

COMMUNITY BANKSHARES INCORPORATED

CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998
(Dollars in thousands)

ASSETS                                                                               1999             1998
-----------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                $ 14,410         $ 12,661
Federal funds sold                                                                        3,154           34,657
                                                                               ----------------------------------
                Total cash and cash equivalents                                          17,564           47,318

Interest-bearing deposits in other depository institutions                                    -              289
Securities available for sale                                                            59,715           62,207
Securities held to maturity (approximate market value,
      $6,312 in 1999 and $9,690 in 1998)                                                  6,435            9,678
Loans, net                                                                              263,194          200,558
Bank premises and equipment, net                                                          4,575            4,672
Other real estate owned                                                                     972              991
Accrued interest receivable                                                               2,229            1,950
Other assets                                                                              4,152            2,249
                                                                               ----------------------------------
                                                                                      $ 358,836        $ 329,912
                                                                               ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
      Demand deposits                                                                  $ 51,033         $ 54,357
      Interest-bearing demand deposits                                                   78,094           70,276
      Savings deposits                                                                   50,921           48,973
      Time deposits, $100,000 and over                                                   36,592           24,980
      Other time deposits                                                               101,787           95,416
                                                                               ----------------------------------
                                                                                        318,427          294,002
Accrued interest payable                                                                    836              755
Federal funds purchased                                                                   3,597                -
Other liabilities                                                                         1,583            1,035
Guaranteed debt of Employee Stock Ownership Trust                                           229                -
                                                                               ----------------------------------
                                                                                        324,672          295,792
                                                                               ----------------------------------

Commitments and Contingencies
      (Note 14)

Stockholders' Equity
      Capital stock, $3 par value 20,000,000 shares
          authorized; 2,713,258 and 2,761,926 shares issued and
          outstanding in 1999 and 1998, respectively                                      8,140            8,286
      Surplus                                                                             3,894            4,915
      Retained earnings                                                                  24,513           20,820
      Accumulated other comprehensive income (loss),
          net of tax                                                                     (2,154)              99
                                                                               ----------------------------------
                                                                                         34,393           34,120
      Unearned ESOP shares                                                                 (229)               -
                                                                               ----------------------------------
                                                                                         34,164           34,120
                                                                               ----------------------------------

                                                                                      $ 358,836        $ 329,912
                                                                               ==================================
See Notes to  Consolidated Financial Statements.


COMMUNITY BANKSHARES INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1999, 1998 and 1997
(Dollars in thousands, except per-share information)

                                                                             1999            1998            1997
------------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                                $ 21,800        $ 18,921        $ 17,168
     Interest on investment securities:
        U. S. Government agencies and corporations                                3,413           3,118           3,095
        Other securities                                                            166             164             136
        States and political subdivisions                                           717             564             390
     Interest on federal funds sold and securities
        purchased under agreements to resell                                        515           1,055             479
                                                                        ------------------------------------------------
               Total interest income                                             26,611          23,822          21,268
                                                                        ------------------------------------------------

Interest expense:
     Interest on deposits                                                        10,619           9,657           8,645
     Interest on federal funds purchased and securities
        sold under agreements to repurchase                                          41               -               5
                                                                        ------------------------------------------------
               Total interest expense                                            10,660           9,657           8,650
                                                                        ------------------------------------------------
               Net interest income                                               15,951          14,165          12,618

Provision for loan losses                                                           559             453              52
                                                                        ------------------------------------------------
               Net interest income after provision for
                  loan losses                                                    15,392          13,712          12,566
                                                                        ------------------------------------------------

Other income:
     Service charges, commissions and fees                                        1,964           1,698           1,517
     Security gains                                                                 101             164               -
     Gain (loss) on sale of other real estate                                         1              26             (32)
     Other operating income                                                         237             385             181
                                                                        ------------------------------------------------
               Total other income                                                 2,303           2,273           1,666
                                                                        ------------------------------------------------

Other expenses:
     Salaries, wages and employee benefits                                        5,664           5,070           4,400
     Net occupancy                                                                  584             513             503
     Furniture and equipment                                                        662             597             617
     Other operating                                                              1,901           1,597           1,425
     Professional fees                                                              164             197             246
     Stationery and supplies                                                        234             279             268
     Taxes                                                                          668             587             533
                                                                        ------------------------------------------------
               Total other expenses                                               9,877           8,840           7,992
                                                                        ------------------------------------------------

               Income before income taxes                                         7,818           7,145           6,240

Income taxes                                                                      2,407           2,153           1,968
                                                                        ------------------------------------------------
               Net income                                                       $ 5,411         $ 4,992         $ 4,272
                                                                        ------------------------------------------------

Basic earnings per share                                                         $ 1.98          $ 1.80          $ 1.54
                                                                        ------------------------------------------------
Diluted earnings per share                                                       $ 1.95          $ 1.76          $ 1.48
                                                                        ------------------------------------------------


See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                                        Accumulated
Years Ended December 31, 1999, 1998 and 1997                                             Unearned         Other
(Dollars in thousands)                                Capital                Retained      ESOP       Comprehensive
                                                       Stock      Surplus    Earnings     Shares      Income (Loss)     Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                                 $ 8,334    $ 5,657    $ 13,852      $ (239)           $ (265)   $27,339
                                                                                                                      -----------

Comprehensive income:
     Net income for the year ended
         December 31, 1997                                     -          -       4,272           -                 -      4,272
     Other comprehensive income, net of tax:
         Unrealized holding gains on available-for-sale
            securities arising during the period, net of
            deferred income tax expense of $189                -          -           -           -               366        366
                                                                                                                      -----------
Comprehensive income                                                                                                       4,638
                                                                                                                      -----------

Issuance of common stock pursuant to
     exercise of stock options                                31         44           -           -                 -         75
Cash settlement of options                                     -       (271)          -           -                 -       (271)
Common stock repurchased                                     (27)      (130)          -           -                 -       (157)
Purchase of fractional shares                                  -         (2)          -           -                 -         (2)
Cash dividends declared                                        -          -        (859)          -                 -       (859)
Release of ESOP shares                                         -        127           3         148                 -        278
                                                    -----------------------------------------------------------------------------
Balance, December 31, 1997                                 8,338      5,425      17,268         (91)              101     31,041
                                                                                                                      -----------

Comprehensive income:
     Net income for the year ended
         December 31, 1998                                     -          -       4,992           -                 -      4,992
     Other comprehensive income, net of tax:
         Unrealized holding gains on available-for-sale
            securities arising during the period, net of
            deferred income tax expense of $64                 -          -           -           -               106        106
         Less reclassification adjustment for gains included
            in net income, net of income tax expense of $56    -          -           -           -              (108)      (108)
                                                                                                                      -----------
Comprehensive income                                                                                                       4,990
                                                                                                                      -----------

Issuance of common stock pursuant to
     exercise of stock options                                10         14           -           -                 -         24
Cash settlement of options                                     -       (208)          -           -                 -       (208)
Common stock repurchased                                     (62)      (441)          -           -                 -       (503)
Cash dividends declared                                        -          -      (1,444)          -                 -     (1,444)
Release of ESOP shares                                         -        125           4          91                 -        220
                                                    -----------------------------------------------------------------------------
Balance, December 31, 1998                                 8,286      4,915      20,820           -                99     34,120
                                                                                                                      -----------

Comprehensive income:
     Net income for the year ended
         December 31, 1999                                     -          -       5,411           -                 -      5,411
     Other comprehensive income, net of tax:
         Unrealized holding losses on available-for-sale
            securities arising during the period, net of
            deferred income tax expense of $1,126              -          -           -           -            (2,186)    (2,186)
         Less reclassification adjustment for gains included
            in net income, net of income tax expense of $34    -          -           -           -               (67)       (67)
                                                                                                                      -----------
Comprehensive income                                                                                                       3,158
                                                                                                                      -----------
Issuance of common stock pursuant to
     exercise of stock options                                 3          3           -           -                 -          6
Common stock repurchased                                    (149)    (1,024)          -           -                 -     (1,173)
Cash dividends declared                                        -          -      (1,718)          -                 -     (1,718)
Leveraged ESOP stock purchase                                  -          -           -        (229)                -       (229)
                                                    -----------------------------------------------------------------------------
Balance, December 31, 1999                               $ 8,140    $ 3,894    $ 24,513      $ (229)         $ (2,154)   $34,164
                                                    -----------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

COMMUNITY BANKSHARES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1999, 1998 and 1997
(Dollars in thousands)
                                                                                         1999           1998            1997
----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income                                                                            $ 5,411         $ 4,992        $ 4,272
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                                          505             504            502
        Deferred income taxes                                                                 (336)           (223)          (137)
        Provision for loan losses                                                              559             453             52
        Provision for losses on other real estate owned                                          9              13              9
        Amortization and accretion of investment securities                                    (38)             (7)            33
        Gain on sale of securities                                                            (101)           (164)             -
        (Gain) loss on sale of other real estate                                                (1)            (26)            32
        Gain on sale of bank premises and equipment                                             (9)             (6)             -
        Release of ESOP shares                                                                   -             129            130
        Changes in operating assets and liabilities:
           Increase in accrued interest receivable                                            (279)           (145)          (159)
           Increase (decrease) in accrued expenses                                             143              47            (20)
           Net change in other operating assets and liabilities                                400            (169)            39
                                                                                    ----------------------------------------------
               Net cash provided by operating activities                                     6,263           5,398          4,753
                                                                                    ----------------------------------------------

Investing Activities
     Proceeds from maturity and redemptions of securities held to
        maturity                                                                             3,223           3,748          4,210
     Proceeds from maturity of interest-bearing deposits                                       289             190              -
     Proceeds from maturity, redemptions and sales of securities
        available for sale                                                                  19,317          37,032         18,552
     Proceeds from sales of interest-bearing deposits                                            -             195              -
     Purchase of interest-bearing deposits                                                       -               -             (5)
     Purchase of investment securities available for sale                                  (20,079)        (54,835)       (24,285)
     Net increase in loans                                                                 (63,118)        (25,092)       (13,508)
     Proceeds from the sale of bank premises and equipment                                      13              20              -
     Proceeds from the sale of other real estate                                               273             333            676
     Capital expenditures                                                                     (310)           (356)          (858)
     (Increase) decrease in other assets                                                      (423)             39            (39)
     Purchase of other real estate                                                            (339)            (25)          (274)
                                                                                    ----------------------------------------------
               Net cash used in investing activities                                       (61,154)        (38,751)       (15,531)
                                                                                    ----------------------------------------------

Financing Activities
     Net increase in deposits                                                               24,425          56,473         15,620
     Cash settlement of options                                                                  -            (208)          (271)
     Payment for fractional shares                                                               -               -             (2)
     Net increase in federal funds purchased                                                 3,597               -              -
     Dividends paid                                                                         (1,718)         (1,444)          (859)
     Common stock repurchased                                                               (1,173)           (503)          (157)
     Net proceeds from issuance of common stock                                                  6              24             75
                                                                                    ----------------------------------------------
               Net cash provided by financing activities                                    25,137          54,342         14,406
                                                                                    ----------------------------------------------


                                   (Continued)

COMMUNITY BANKSHARES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 1999, 1998 and 1997
(Dollars in thousands)

                                                                                         1999           1998            1997
----------------------------------------------------------------------------------------------------------------------------------
               Increase (decrease) in cash and cash equivalents                            (29,754)         20,989          3,628

Cash and cash equivalents, beginning                                                        47,318          26,329         22,701
                                                                                    ----------------------------------------------

Cash and cash equivalents, ending                                                         $ 17,564        $ 47,318       $ 26,329
                                                                                    ----------------------------------------------


Supplemental Disclosure Of Cash Flow Information
     Interest paid                                                                        $ 10,579         $ 9,736        $ 8,591
                                                                                    ----------------------------------------------
     Income taxes paid                                                                     $ 2,361         $ 2,405        $ 1,936
                                                                                    ----------------------------------------------

Supplemental Disclosure Of Noncash Investing
     Activities
        Acquisition of other real estate:
            Purchase price                                                                   $ 389           $ 623          $ 884
            Reduction of loans                                                                 (50)           (598)          (610)
                                                                                    ----------------------------------------------
               Cash paid to acquire other real estate                                        $ 339            $ 25          $ 274
                                                                                    ----------------------------------------------

        Sale of other real estate:
            Sales price, net of closing cost                                                 $ 381           $ 859          $ 960
            Increase in loans                                                                 (108)           (526)          (284)
                                                                                    ----------------------------------------------
               Cash proceeds from sale of other real estate                                  $ 273           $ 333          $ 676
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

The Corporation is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 1999 was $2,481,000.

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

Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Corporation held no trading securities during the years ended December 31, 1999, 1998, and 1997.

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

                                                               1999              1998              1997
                                                         ------------------------------------------------------
                                                            (Dollars in thousands, except number of shares)
Income available to common stockholders
     used in basic EPS                                             $ 5,411           $ 4,992           $ 4,272
                                                         ------------------------------------------------------

Weighted average number of common
     shares used in basic EPS                                    2,733,893         2,774,563         2,766,630

Effect of dilutive securities:
     Stock options                                                  46,237            62,027           113,869
                                                         ------------------------------------------------------

Weighted number of common shares and
     dilutive potential stock used in diluted
     EPS                                                         2,780,130         2,836,590         2,880,499
                                                         ------------------------------------------------------


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Securities

A summary of the amortized cost and estimated market values of investment securities is as follows:

                                                                    December 31, 1999
                                                 ---------------------------------------------------------
                                                                   Gross          Gross       Estimated
                                                   Amortized     Unrealized    Unrealized      Market
                                                     Cost          Gains         Losses         Value
                                                 ---------------------------------------------------------
                                                                  (Dollars in thousands)
Available for Sale
     U. S. Treasury and agency securities             $ 13,330            $ -      $ (1,022)     $ 12,308
     Mortgage-backed securities                         25,941              -        (1,056)       24,885
     State and County Municipal Bonds                   14,625             35          (468)       14,192
     Other                                               9,083              -          (753)        8,330
                                                 ---------------------------------------------------------
                                                      $ 62,979            $35      $ (3,299)     $ 59,715
                                                 =========================================================

Held to Maturity
     U. S. Treasury and agency securities               $  500            $ -         $ (48)       $  452
     Mortgage-backed securities                          5,422              4           (73)        5,353
     State and County Municipal Bonds                      513              9           (15)          507
                                                 ---------------------------------------------------------
                                                       $ 6,435            $13         $(136)       $6,312
                                                 =========================================================

The amortized cost and estimated market values at December 31, 1999, by contractual maturity, are as follows:

                                                                 Estimated
                                                    Amortized     Market
                                                       Cost        Value
                                                   -------------------------
                                                    (Dollars in thousands)
Available for Sale
     Due in one year or less                            $ 4,840     $ 4,577
     Due after one year but less than five years         20,979      20,279
     Due after five years but less than ten years        26,892      25,498
     Due after ten years                                 10,268       9,361
                                                   -------------------------
                                                        $62,979     $59,715
                                                   =========================

Held to Maturity
     Due in one year or less                                $ 9         $ 9
     Due after one year but less than five years            713         667
     Due after five years but less than ten years         2,205       2,165
     Due after ten years                                  3,508       3,471
                                                   -------------------------
                                                        $ 6,435     $ 6,312
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

A summary of the amortized cost and estimated market values of investment securities is as follows:

                                                                    December 31, 1998
                                                 ---------------------------------------------------------
                                                                   Gross          Gross       Estimated
                                                   Amortized     Unrealized    Unrealized      Market
                                                     Cost          Gains         Losses         Value
                                                 ---------------------------------------------------------
                                                                  (Dollars in thousands)
Available for Sale
     U. S. Treasury and agency securities             $ 15,152           $ 49         $ (88)     $ 15,113
     Mortgage-backed securities                         24,835             67           (93)       24,809
     State and County Municipal Bonds                   14,204            300           (51)       14,453
     Other                                               7,865             99          (132)        7,832
                                                 ---------------------------------------------------------
                                                      $ 62,056           $515         $(364)     $ 62,207
                                                 =========================================================

Held to Maturity
     U. S. Treasury and agency securities             $    900           $  1         $ (60)     $     841
     Mortgage-backed securities                          8,066             63           (26)         8,103
     Corporate securities                                  100              1             -            101
     State and County Municipal Bonds                      612             33             -            645
                                                 ---------------------------------------------------------
                                                      $  9,678           $ 98         $ (86)     $   9,690
                                                 =========================================================


Proceeds from sales of securities available for sale were $11,825,395, $21,130,319 and $8,070,865 during 1999, 1998 and 1997, respectively, resulting in gross gains of $30,292, $169,365 and $6,251 and gross losses of $26,909, $5,268 and $6,105 in 1999, 1998 and 1997, respectively.

Securities with an amortized cost of $14,739,850 and $10,429,255 and a market value of $14,144,524 and $10,440,782 as of December 31, 1999 and 1998,
respectively, were pledged as collateral to secure public funds as required by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Loans

Major classifications of loans are summarized as follows:

                                                   December 31,
                                            ---------------------------
                                                1999          1998
                                            ---------------------------
                                              (Dollars in thousands)

Commercial                                       $ 77,337     $ 62,213
Consumer                                           21,199       21,236
Real estate:
     Construction                                  42,237       17,100
     Mortgage                                     118,475       96,477
Other                                               6,871        6,205
                                            ---------------------------
                                                  266,119      203,231
Less unearned discount                               (152)        (328)
                                            ---------------------------
                                                  265,967      202,903
Allowance for loan losses                          (2,773)      (2,345)
                                            ---------------------------
     Loans, net                                 $ 263,194    $ 200,558
                                            ===========================

An analysis of the transactions in the allowance for loan losses is given below:

                                               December 31,
                                  ----------------------------------------
                                      1999         1998         1997
                                  ----------------------------------------
                                          (Dollars in thousands)

Balance, beginning of year             $ 2,345      $ 1,991       $ 2,000
Loans charged off                         (180)        (232)         (294)
Recoveries credited to reserve              49          133           233
Provision charged to operations            559          453            52
                                  ----------------------------------------
Balance, end of year                   $ 2,773      $ 2,345       $ 1,991
                                  ========================================



At December 31, 1999 and 1998, the Corporation had loans totaling approximately $2,622,570 and $1,104,061, respectively, for which impairment had been recognized. Of the total loans impaired, $27,240 and $37,215, respectively, were valued on the present value of future cash flows and $2,595,330 and $1,066,846, respectively, were valued according to the underlying collateral. The average balance of the impaired loans amounted to approximately $1,952,000 and $1,274,000 for the years ended December 31, 1999 and 1998, respectively. The allowance for loan losses related to these loans totaled approximately $671,000 and $372,000 at December 31, 1999 and 1998, respectively. The following is a summary of cash receipts on these loans and how they were applied for the years ended December 31:

                                                         1999         1998
                                                     --------------------------
                                                      (Dollars in thousands)

Cash receipts applied to reduce principal balance           $ 448        $ 473
Cash receipts recognized as interest income                    70           20
                                                     --------------------------
        Total cash receipts                                 $ 518        $ 493
                                                     --------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1999 and 1998, the Corporation had nonaccrual loans of $2,026,285 and $752,495, respectively. If interest on these loans had been recognized at the original interest rates, interest income would have increased approximately $127,000 and $95,000 in 1999 and 1998, respectively.

Note 4.  Bank Premises and Equipment

Major classifications of bank premises and equipment are summarized as follows:

                                                  December 31,
                                            --------------------------
                                                1999         1998
                                            --------------------------
                                             (Dollars in thousands)

Land                                             $ 1,085      $ 1,085
Bank premises                                      4,308        4,305
Furniture and equipment                            4,800        4,480
                                            --------------------------
                                                  10,193        9,870
Less accumulated depreciation                      5,618        5,198
                                            --------------------------
                                                 $ 4,575      $ 4,672
                                            ==========================


Note 5.  Maturities of Certificates of Deposits

The scheduled maturities of certificates of deposits at December 31, 1999 are as follows:

Year Ended December 31,
-----------------------
        (Dollars in thousands)

     2000                               $ 94,675
     2001                                 22,199
     2002                                  8,980
     2003                                  7,954
     2004                                  4,571
                                   --------------
                                       $ 138,379
                                   ==============

Note 6.  Income Taxes

The components of the income tax provision for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                      1999         1998        1997
                                   -------------------------------------
                                          (Dollars in thousands)

Currently payable                    $ 2,743      $ 2,376       $ 2,092
Deferred                                (336)        (223)         (124)
                                   -------------------------------------
                                     $ 2,407      $ 2,153       $ 1,968
                                   =====================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the expected income tax expense computed at 34 percent to the income tax expense included in the consolidated statements of income is as follows:

                                                                                Years Ended
                                                                               December 31,
                                                                   --------------------------------------
                                                                       1999        1998         1997
                                                                   --------------------------------------
                                                                          (Dollars in thousands)
Tax provision computed by applying current Federal
     income tax rates to income before income taxes                     $ 2,696     $ 2,432      $ 2,122
Cash settlement of nonstatutory stock options                                 -         (70)         (92)
Exercise of nonstatutory stock options                                        -         (17)           -
Municipal bond interest                                                    (247)       (197)        (141)
Other                                                                       (42)          5           79
                                                                   --------------------------------------
                                                                        $ 2,407     $ 2,153      $ 1,968
                                                                   ======================================


The deferred income taxes result from timing differences in the recognition of certain income and expense items for tax and financial reporting purposes. The sources of these timing differences and their related tax effect are as follows:


                                                                                   Years Ended
                                                                                   December 31,
                                                                       -------------------------------------
                                                                          1999         1998        1997
                                                                       -------------------------------------
                                                                              (Dollars in thousands)
Difference between the depreciation methods
     used for financial statements and for income
     tax purposes                                                            $ (18)       $ (17)      $ (66)
Difference between loan loss provision charged
     to operating expense and the bad debt deduction
     taken for income tax purposes                                            (163)        (109)        (90)
Accretion of discount recognized on financial
     statements but not recognized for income tax
     purposes until realized                                                     -            1          (3)
Difference between accrual method used for
     financial statement and cash method used
     for income tax purposes                                                   (46)         (46)        (47)
Deferred compensation                                                          (60)         (42)        (15)
Interest related to non-accrual loans                                          (29)         (13)         95
Other                                                                          (20)           3           2
                                                                       -------------------------------------
                                                                            $ (336)      $ (223)     $ (124)
                                                                       =====================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets consist of the following components as of December 31:

                                                               1999         1998
                                                           --------------------------
                                                            (Dollars in thousands)
Deferred tax assets:
     Allowance for loan losses                                    $ 712        $ 549
     Deferred compensation                                          191          132
     Property and equipment                                          30            1
     Interest on non-accrual loans                                  104           71
     Debt cancellation reserve                                        9           11
     Unrealized loss on available-for-sale securities             1,110            -
     Other                                                           22            2
                                                           --------------------------
                                                                $ 2,178        $ 766
                                                           --------------------------

Deferred tax liabilities:
     Accrual to cash  basis adjustment                              $ -         $ 46
     Unrealized gain on available-for-sale securities                 -           50
     Investment securities                                            8            7
     Property and equipment                                          10            -
                                                           --------------------------
                                                                   $ 18        $ 103
                                                           --------------------------

Deferred tax assets, net                                        $ 2,160        $ 663
                                                          ===========================


Note 7.  Deferred Compensation Agreements

The Corporation has a Deferred Compensation Plan for the benefit of certain directors. Contributions amounted to approximately $13,400 for the years ended December 31, 1999, 1998 and 1997. The Plan provides each director with an annual benefit payment upon attaining 70 years of age. In addition, benefit payments are available upon early retirement, termination and death as defined by the Plan document.

The Corporation has Deferred Compensation Plans for the benefit of certain officers. Benefits will be funded by the Corporation. The cost of these benefits is being charged to expense and accrued using a present value method over the expected term of employment. The Plan provides each covered officer an annual benefit payment upon retirement. Contributions were approximately $107,700, $55,700 and $45,600 for the years ended December 31, 1999, 1998 and 1997, respectively.

The lives of the officers and directors for which deferred compensation agreements have been adopted have been insured for amounts sufficient to discharge the obligations thereunder.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Employee Benefit Plans

On April 21, 1999, the Corporation merged the three employee stock ownership plans (ESOP) of its subsidiaries into one plan. Employees who complete 1,000 hours of service in a plan year and who have been employed a year or longer are eligible for participation. Contributions to the plan are at the discretion of the Board of Directors and are limited to the lesser of $30,000 or 25% of the participant's total compensation for the limitation year. Employees will be allocated shares based upon the ratio which the covered compensation of each participant bears to the aggregate covered compensation of all participants. Employee accounts are 20% vested after three years with vesting increasing 20% each year thereafter until 100% vested.

During the year ended December 31, 1999, the ESOP purchased additional shares through the proceeds of $229,241 direct bank loan. The shares purchased were pledged as collateral for its debt. As the debt is repaid, shares are released and allocated to participants. The Corporation accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released, the Corporation reports compensation expense equal to the current market price of the shares and the shares then become outstanding for each per share (EPS) computation. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are recorded as a reduction of debt and interest.

For financial statement presentation purposes, compensation expense to the plan is measured by recording the fair market value of shares allocated to the employee accounts each year. For the year ended December 31, 1999, contributions in the amount of $114,824 were accrued to the new plan and, accordingly, contribution expense was recorded for the year. Compensation expense for the old plans was $249,792 and $321,236 for the two years ended December 31, 1998 and 1997, respectively.

The ESOP shares as of December 31 were as follows:


                                                  1999          1998
                                              ----------------------------

Allocated shares                                    208,425       193,355
Unreleased shares                                    10,874             -
                                              ----------------------------
     Total ESOP shares                              219,299       193,355
                                              ----------------------------

Fair value of unreleased shares                   $ 239,228      $      -
                                              ============================

In addition, the Corporation, through its subsidiaries, sponsors a 401(k) profit-sharing plan (the Plan) covering substantially all employees. Participants may contribute up to 15% of their compensation to the Plan. The Bank contributes 50% of the participant's contribution, up to 6% of the participant's compensation, as a matching contribution. Contributions to the Plan by the Bank were approximately $169,000, $163,000 and $107,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Employment Agreements

The Corporation has entered into employment agreements with certain officers which expire at dates through June 30, 2000. These agreements, which contain continual self-renewing terms of one year subject to cancellation by the Corporation, provide minimum salaries during the terms of the agreements and certain severance benefits if a change of control and termination occurs as defined in the agreements. The maximum severance benefits payable, if such a termination upon change in control occurred at December 31, 1999, would have been approximately $1,658,000.

Note 10.  Incentive Compensation Plans

The Corporation, through its subsidiaries, maintains various cash incentive and bonus plans for certain employees and directors of the individual subsidiaries. Awards through the various plans are determined based on management discretion or through predetermined award criteria for each group of participants. The level of the bonus or award is based on management discretion or the subsidiary attaining certain returns on average assets, or attaining targeted income levels for the year. The amounts awarded under the plans for the years ended December 31, 1999, 1998 and 1997 were $268,103, $318,498 and $213,616, respectively.

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

The following table presents a summary of options under the Plan at December 31:

                                                                      Shares Under Options
                                                             ---------------------------------------
                                             Option Price        1999         1998         1997
                                          ----------------------------------------------------------

Outstanding, beginning of year                 $6.25 - $8.37      208,326      221,317      249,486
     Options granted                                   12.21            -            -            -
     Options exercised                          6.25 - 12.12       (1,000)      (3,064)     (10,469)
     Cash settlement of options                         6.25            -       (9,927)     (17,700)
                                          ----------------------------------------------------------
Outstanding, end of year                      $6.25 - $ 8.46      207,326      208,326      221,317
                                          ==========================================================

The Corporation applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. There were no options granted during the years ended December 31, 1999, December 31, 1998 or December 31, 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Life Insurance

The Corporation is owner and designated beneficiary on life insurance in the face amount of $4,228,000 maintained on certain of its officers and directors. At December 31, 1999 and 1998, the cash surrender value of these policies was $720,000 and $637,000, respectively, which is included in other assets.

Note 13.  Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires corporations to disclose the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.

Fair value estimates made as of December 31, 1999 are based on relevant market information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

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

Deposit liabilities: The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW, savings, and money market deposits, was, by definition, equal to the amount payable on demand as of December 31, 1999. The fair value of certificates of deposit was based on the discounted value of contractual cash flows, calculated using the discount rates that equaled the interest rates offered at the valuation date for deposits of similar remaining maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the carrying amounts and estimated fair values of the Corporation's financial assets and liabilities to include off-balance sheet financial instruments as December 31:

                                                                 1999                       1998
                                                       -----------------------------------------------------
                                                         Carrying     Estimated     Carrying    Estimated
                                                          Amount      Fair Value     Amount     Fair Value
                                                       -----------------------------------------------------
                                                                      (Dollars in thousands)
Financial assets:
     Cash and due from banks, noninterest bearing           $ 14,410     $ 14,410     $ 12,661     $ 12,661
     Federal funds sold and other short-term investments       3,154        3,154       34,657       34,657
     Interest-bearing deposits in other depository
        institutions                                               -            -          289          289
     Securities available for sale                            59,715       59,715       62,207       62,207
     Investment securities                                     6,435        6,312        9,678        9,690
     Loans, net of reserve for credit losses                 263,194      260,929      200,558      200,542
     Accrued interest receivable                               2,229        2,229        1,950        1,950

Financial liabilities:
     Deposits                                                318,427      318,767      294,002      295,467
     Accrued interest payable                                    836          836          755          755
     Federal funds purchased                                   3,597        3,597            -            -


At December 31, 1999, the Corporation had outstanding standby letters of credit and fixed and variable rate commitments to extend credit. For fair value, the fixed rate loan commitments were considered based on committed rates versus market rates for similar transactions. Due to market constraints, rates have remained relatively unchanged on these products, therefore, management has determined fair value to be the same as the committed value. Standby letters of credit and variable rate commitments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and therefore, they were deemed to have no current fair market value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Corporation's commitments at December 31, 1999 and 1998 is as follows:

                                                    1999         1998
                                              ---------------------------
                                                (Dollars in thousands)

Commitments to extend credit                      $ 36,783      $ 30,409
Standby letters of credit                            7,278         4,144
                                              ---------------------------
                                                  $ 44,061      $ 34,553
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

Fixed-rate commitments were $10,540,000 and $11,192,000 as of December 31, 1999 and 1998, respectively. The average rates charged on the fixed-rate commitments were 8.0% - 10.5% for the years then ended.

All of the Corporation's loans, commitments to extend credit, and standby letters of credit have been granted to customers within the state and, more specifically, its local geographic area of Virginia. The concentrations of credit by type of loan are set forth in Note 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease commitments:

The Corporation leases land, tenant space and certain equipment under operating leases expiring at various dates to 2008. Total rental expense amounted to approximately $165,000, $103,000 and $108,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, minimum annual lease payments in the aggregate were as follows:

Year Ended December 31,
-----------------------
   (Dollars in thousands)

     2000                                  $ 153
     2001                                    134
     2002                                    123
     2003                                    103
     2004                                    105
     Thereafter                              313
                                      -----------
                                           $ 931
                                      ===========


The Hanover branch facility is owned by a company whose principal shareholder is the Corporation's Chairman. The base annual rent as of December 31, 1998 is $40,800 per year through 2005 and increases three percent annually.

The Corporation at December 31, 1999 had entered into an agreement to purchase a new data processing system for approximately $1,400,000. It is expected that the purchase of the new data processing system will be funded from normal operations.

Note 15.  Related Party Transactions

At December 31, 1999, loans to officers and directors and corporations in which officers and directors own a significant interest totaled $11,154,211. All such loans were made in the normal course of business on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions.

An analysis of these related party transactions is as follows:

                                             Balance                                        Balance
                                           December 31,                                   December 31,
                                               1998         Additions      Repayments         1999
                                       ---------------------------------------------------------------
                                                           (Dollars in thousands)
Directors                                     $ 10,304        $ 8,737         $ 9,523         $ 9,518
Officers and Employees                           1,798            668             830           1,636
                                       ---------------------------------------------------------------
                                              $ 12,102        $ 9,405        $ 10,353        $ 11,154
                                       ===============================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital as defined in the regulations to risk-weighted assets as defined, and of Tier I capital as defined to average assets as defined. Management believes, as of December 31, 1999, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                       To Be Well Capitalized
                                                                    For Capital        Under Prompt Corrective
                                               Actual            Adequacy Purposes       Action Provisions
                                      ------------------------------------------------------------------------
                                         Amount      Ratio       Amount      Ratio       Amount      Ratio
                                      ------------------------------------------------------------------------
                                                              (Dollars in Thousands)
As of December 31, 1999:
     Total Capital                       $ 39,091   13.85%       $ 22,573    8.00%       $ 28,216   10.00%
        (to Risk Weighted Assets)
     Tier I Capital                        36,318   12.87%         11,286    4.00%         16,929    6.00%
        (to Risk Weighted Assets)
     Tier I Capital                        36,318   10.63%         13,663    4.00%         17,078    5.00%
        (to Average Assets)

As of December 31, 1998:
     Total Capital                       $ 36,366   15.15%       $ 19,203    8.00%       $ 24,004   10.00%
        (to Risk Weighted Assets)
     Tier I Capital                        34,021   14.17%          9,601    4.00%         14,402    6.00%
        (to Risk Weighted Assets)
     Tier I Capital                        34,021   11.52%         11,812    4.00%         14,764    5.00%
        (to Average Assets)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Corporation's regulatory agency. Under that limitation, the Corporation's subsidiaries could have declared additional dividends of approximately $10,654,000 in 1999 without regulatory approval.

Note 18.  Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly operating results for each of the four quarters in fiscal years 1999 and 1998:

(In thousands, except per share data)             March 31     June 30     September 30     December 31
----------------------------------------------------------------------------------------------------------
1999
     Total interest income                           $ 6,211      $ 6,475         $ 6,806         $ 7,119
     Total interest expense                            2,564        2,589           2,700           2,807
     Net interest income                               3,647        3,886           4,106           4,312
     Provision for loan losses                            80           40              81             358
     Noninterest income                                  517          563             595             628
     Noninterest expense                               2,413        2,504           2,477           2,483
     Earnings before income tax expense                1,671        1,905           2,143           2,099
     Income tax expense                                  527          608             703             569
     Net earnings                                    $ 1,144      $ 1,297         $ 1,440         $ 1,530
     Basic earnings per share                         $ 0.41       $ 0.47          $ 0.53          $ 0.57
     Diluted earnings per share                       $ 0.39       $ 0.44          $ 0.51          $ 0.61

1998
     Total interest income                           $ 5,576      $ 5,864         $ 6,123         $ 6,259
     Total interest expense                            2,268        2,362           2,468           2,559
     Net interest income                               3,308        3,502           3,655           3,700
     Provision for loan losses                            52           58             198             145
     Noninterest income                                  515          511             815             432
     Noninterest expense                               2,119        2,160           2,267           2,294
     Earnings before income tax expense                1,652        1,795           2,005           1,693
     Income tax expense                                  515          592             630             416
     Net earnings                                    $ 1,137      $ 1,203         $ 1,375         $ 1,277
     Basic earnings per share                         $ 0.41       $ 0.43          $ 0.50          $ 0.46
     Diluted earnings per share                       $ 0.40       $ 0.42          $ 0.49          $ 0.45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.  Parent Corporation

Financial statements for Community Bankshares Incorporated (not consolidated) are presented below.

COMMUNITY BANKSHARES INCORPORATED (Parent Corporation Only) Balance Sheets December 31, 1999 and 1998 (Dollars in thousands)

ASSETS                                                                       1999         1998
---------------------------------------------------------------------------------------------------
     Cash                                                                     $ 2,012      $ 1,749
     Investment in subsidiaries                                                31,695       32,069
     Securities available for sale                                                148           75
     Other assets                                                                 539          227
                                                                         --------------------------
               Total assets                                                  $ 34,394     $ 34,120
                                                                         ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities:
        Guaranteed debt of Employee Stock Ownership Trust                       $ 229          $ -
        Other liabilities                                                           1            -
                                                                         --------------------------
                                                                                  230            -
                                                                         --------------------------

     Stockholders' equity:
        Capital stock, $3 par value; 20,000,000 shares
           authorized; 2,713,258 and 2,761,926 shares
           issued and outstanding in 1999 and 1998,
           respectively                                                         8,140        8,286
        Surplus                                                                 3,894        4,915
        Retained earnings                                                      24,513       20,820
        Accumulated other comprehensive income (loss)
           of subsidiaries, net of taxes                                       (2,128)         122
        Accumulated other comprehensive loss of
           parent corporation, net of tax                                         (26)         (23)
                                                                         --------------------------
                                                                               34,393       34,120
        Unearned ESOP shares                                                     (229)           -
                                                                         --------------------------

               Total stockholders' equity                                      34,164       34,120
                                                                         --------------------------

               Total liabilities and stockholders' equity                    $ 34,394     $ 34,120
                                                                         ==========================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY BANKSHARES INCORPORATED
(Parent Corporation Only)
Statements of Income
Years Ended December 31, 1999, 1998 and 1997
(Dollars in thousands)

                                                              1999         1998         1997
-------------------------------------------------------------------------------------------------
Income:
     Dividends from subsidiaries                               $ 3,600      $ 2,372      $ 2,168
     Gain on sale of securities                                      2           85            -
     Other                                                           1            2            -
                                                          ---------------------------------------
                                                                 3,603        2,459        2,168
                                                          ---------------------------------------

Expenses:
     Professional fees                                              78           34          108
     Stationary and supplies                                        23           19           14
     Taxes, miscellaneous                                           12            1            1
     Other                                                          15            1            3
                                                          ---------------------------------------
               Total expenses                                      128           55          126
                                                          ---------------------------------------

Income taxes (credits)                                             (42)           8          (20)
                                                          ---------------------------------------

               Income before equity in
                  undistributed income
                  of subsidiaries                                3,517        2,396        2,062

Equity in undistributed income of subsidiaries                   1,894        2,596        2,210
                                                          ---------------------------------------

               Net income                                      $ 5,411      $ 4,992      $ 4,272
                                                          =======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY BANKSHARES INCORPORATED
(Parent Corporation Only)
Statements  of Changes in  Stockholders'  Equity
Years Ended  December 31, 1999, 1998 and 1997
(Dollars in thousands)

                                                                                                Accumulated
                                                                                                   Other
                                                                                    Unearned   Comprehensive
                                                      Capital            Retained     ESOP         Income
                                                       Stock   Surplus   Earnings    Shares        (Loss)         Total
----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                                $8,334  $ 5,657   $ 13,852     $ (239)          $ (265)    $ 27,339
                                                                                                               -------------
Comprehensive income:
     Net income for the year ended
        December 31, 1997                                    -        -      4,272          -                -        4,272
     Other comprehensive income, net of tax:
        Unrealized holding gains on available-for-sale
           securities arising during the period, net of
           deferred income tax expense of $189               -        -          -          -              366          366
                                                                                                               -------------
Comprehensive income                                                                                                  4,638
                                                                                                               -------------

Issuance of common stock pursuant to exercise
     of stock options                                       31       44          -          -                -           75
Cash settlement of options                                   -     (271)         -          -                -         (271)
Common stock repurchased                                   (27)    (130)         -          -                -         (157)
Purchase of fractional shares                                -       (2)         -          -                -           (2)
Cash dividends declared                                      -        -       (859)         -                -         (859)
Release of ESOP shares                                       -      127          3        148                -          278
                                                      ----------------------------------------------------------------------

Balance, December 31, 1997                               8,338    5,425     17,268        (91)             101       31,041
                                                                                                               -------------

Comprehensive income:
     Net income for the year ended
        December 31, 1998                                    -        -      4,992          -                -        4,992
     Other comprehensive income, net of tax:
        Unrealized holding gains on available-for-sale
           securities arising during the period, net of
           deferred income tax expense of $64                -        -          -          -              106          106
        Less reclassification adjustment for gains included
           in net income, net of income tax expense of $56   -        -          -          -             (108)        (108)
                                                                                                               -------------
                                                                                                               -------------
Comprehensive income                                                                                                  4,990
                                                                                                               -------------

Issuance of common stock pursuant to exercise
     of stock options                                       10       14          -          -                -           24
Cash settlement of options                                   -     (208)         -          -                -         (208)
Common stock repurchased                                   (62)    (441)         -          -                -         (503)
Cash dividends declared                                      -        -     (1,444)         -                -       (1,444)
Release of ESOP shares                                       -      125          4         91                -          220
                                                      ----------------------------------------------------------------------

Balance, December 31, 1998                               8,286    4,915     20,820          -               99       34,120
                                                                                                               -------------

Comprehensive income:
     Net income for the year ended
        December 31, 1999                                    -        -      5,411          -                -        5,411
     Other comprehensive income, net of tax:
        Unrealized holding losses on available-for-sale
           securities arising during the period, net of
           deferred income tax expense of $1,126             -        -          -          -           (2,186)      (2,186)
        Less reclassification adjustment for gains included
           in net income, net of income tax expense of $34   -        -          -          -              (67)         (67)
                                                                                                               -------------
Comprehensive income                                                                                                  3,158
                                                                                                               -------------

Issuance of common stock pursuant to exercise
     of stock options                                        3        3          -          -                -            6
Common stock repurchased                                  (149)  (1,024)         -          -                -       (1,173)
Cash dividends declared                                      -        -     (1,718)         -                -       (1,718)
Leveraged ESOP stock purchase                                -        -          -       (229)               -         (229)
                                                      ----------------------------------------------------------------------

Balance, December 31, 1999                              $8,140  $ 3,894   $ 24,513     $ (229)        $ (2,154)    $ 34,164
                                                      ======================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY BANKSHARES INCORPORATED
(Parent Corporation Only)
Statements of Cash Flows
Years Ended December 31, 1999, 1998 and 1997
(Dollars in thousands)

                                                                                 1999         1998         1997
------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income                                                                $ 5,411      $ 4,992       $ 4,272
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Gain on sale of securities                                                  (2)         (85)            -
        Release of ESOP shares                                                       -          129           129
        Undistributed earnings of subsidiary                                    (1,894)      (2,596)       (2,210)
        Changes in operating assets and liabilities:
           (Increase) decrease in other assets                                    (295)          65           (46)
           Increase (decrease) in other liabilities                                  1            -           (67)
                                                                          ----------------------------------------
               Net cash provided by operating activities                         3,221        2,505         2,078
                                                                          ----------------------------------------

Investing Activities
     Proceeds from sale of investment securities                                     5          154             -
     Purchase of investment securities                                             (78)        (110)          (69)
                                                                          ----------------------------------------
           Net cash provided by (used in) investing activities                     (73)          44           (69)
                                                                          ----------------------------------------

Financing Activities
     Cash settlement of options                                                      -         (208)         (271)
     Payment of fractional shares                                                    -            -            (2)
     Dividends paid                                                             (1,718)      (1,444)         (859)
     Net proceeds from issuance of common stock                                      6           24            75
     Common stock repurchased                                                   (1,173)        (503)         (157)
                                                                          ----------------------------------------
           Net cash used in financing activities                                (2,885)      (2,131)       (1,214)
                                                                          ----------------------------------------

           Increase in cash                                                        263          418           795

Cash, beginning                                                                  1,749        1,331           536
                                                                          ----------------------------------------

Cash, ending                                                                   $ 2,012      $ 1,749       $ 1,331
                                                                          ========================================


Item 9.           Disagreements on Accounting and Financial Disclosure.

         None

Item 10.          Directors and Executive Officers of The Company.

         The information required by Item 10 of Form 10-K appears in the Company's Proxy Statement for the 2000 Annual Meeting and is incorporated herein by reference.

Item 11.          Executive Compensation.

         The information required by Item 11 of Form 10-K appears in the Company's Proxy Statement for the 2000 Annual Meeting and is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 12 of Form 10-K appears in the Company's Proxy Statement for the 2000 Annual Meeting and is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions.

         The information required by Item 13 of Form 10-K appears in the Company's Proxy Statement for the 2000 Annual Meeting and is incorporated herein by reference.

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
------------------------                             -------------------------

Nathan S. Jones, 3rd                                 Thomas H. Caffrey, Jr.
President and Chief Executive Officer                Senior Vice President and
                                                     Chief Financial Officer
Date:     March 30, 2000                             Date:     March 30, 2000
------------------------                             ------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of COMMUNITY BANKSHARES INCORPORATED and in the capacities and on the date indicated:


/s/ Sam T. Beale                                   Date:     March 30, 2000
--------------------------------------             ------------------------
Sam T. Beale, Director


/s/ David E. Hudgins                               Date:     March 30, 2000
--------------------------------------             ------------------------
David E. Hudgins, Director


/s/ Richard C. Huffman                             Date:     March 30, 2000
--------------------------------------             ------------------------
Richard C. Huffman, Director


/s/ Nathan S. Jones, 3rd                           Date:     March 30, 2000
--------------------------------------             ------------------------
Nathan S. Jones, 3rd, Director


/s/ Vernon E. LaPrade, Jr.                         Date:     March 30, 2000
--------------------------------------             ------------------------
Vernon E. LaPrade, Jr., Director


/s/ Elinor B. Marshall                             Date:     March 30, 2000
--------------------------------------             ------------------------
Elinor B. Marshall, Director


/s/ Jack W. Miller                                 Date:     March 30, 2000
--------------------------------------             ------------------------
Jack W. Miller, Jr., Director


/s/ H. E. Richeson                                 Date:     March 30, 2000
--------------------------------------             ------------------------
H. E. Richeson, Director


/s/ Alvin L. Sheffield                             Date:     March 30, 2000
--------------------------------------             ------------------------
Alvin L. Sheffield, Director


/s/ Harold L. Vaughan                              Date:     March 30, 2000
--------------------------------------             ------------------------
Harold L. Vaughan, Director