Form 10-Q
period 2000-03-31
COMMUNITY BANKSHARES INC /VA/
filed 2000-05-19
CIK 742279

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000                     Commission File No. 0-13100

                       COMMUNITY BANKSHARES INCORPORATED
            (Exact name of registrant as specified in its charter)

            Virginia                                  54-1290793
    (State of Incorporation)            (I.R.S. Employer Identification No.)


                           200 North Sycamore Street
                                P. O. Box 2166
                          Petersburg, Virginia 23804
                   (Address of principal executive offices)

                                (804) 861-2320
                        (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2000. Common Stock, $3.00 par value, $2,724,725 shares.

                       COMMUNITY BANKSHARES INCORPORATED
                                   FORM 10-Q

                                MARCH 31, 2000

                                     INDEX

                                                                            Page
Part I.       Financial Information

Item 1.       Consolidated Balance Sheets as of March 31, 2000
                (Unaudited) and December 31, 1999..........................

              Consolidated Statements of Income for the three months
                ended March 31, 2000 and 1999 (Unaudited)..................

              Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (Unaudited)..................

              Notes to Consolidated Statements (Unaudited).................

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................

Item 3.       Quantitative and Qualitative Disclosures Regarding
                 Market Risk...............................................


Part II.      Other Information


Item 1.       Legal Proceedings............................................

Item 2.       Changes in Securities........................................

Item 3.       Defaults Upon Senior Securities..............................

Item 4.       Results of Votes of Security Holders.........................

Item 5.       Other Information............................................

Item 6.       Exhibits and Reports on Form 8-K
              (a) Exhibits - Financial Data Schedule, Exhibit 27...........
              (b) Reports on Form 8-K......................................

CONSOLIDATED BALANCE SHEETS
Community Bankshares Incorporated and Subsidiaries

                                                                                 (Unaudited)
                                                                                  March 31,      December 31,
(In thousands)                                                                      2000             1999
---------------------------------------------------------------------------------------------------------------
ASSETS
===============================================================================================================
Cash and cash equivalents:
    Cash and due from banks                                                     $      14,634    $      14,410
    Federal funds sold                                                                 10,695            3,154
----------------------------------------------------------------------------    --------------   --------------
        Total cash and due from banks                                                  25,329           17,564
----------------------------------------------------------------------------    --------------   --------------

Securities available for sale, at fair value                                           59,490           59,715
Securities held to maturity (fair value, $6,021 - March 31, 2000;
   $6,312 - December 31, 1999)                                                          6,162            6,435

Loans, net of unearned income                                                         274,311          265,967
Less allowance for loan losses                                                          2,876            2,773
----------------------------------------------------------------------------    --------------   --------------
        Net loans                                                                     271,435          263,194
----------------------------------------------------------------------------    --------------   --------------

Bank premises and equipment, net                                                        4,525            4,575
Accrued interest receivable                                                             2,568            2,229
Other real estate owned                                                                 1,369              972
Other assets                                                                            4,181            4,152
----------------------------------------------------------------------------    --------------   --------------
            Total assets                                                        $     375,059    $     358,836
----------------------------------------------------------------------------    ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
===============================================================================================================
Deposits:
    Noninterest-bearing deposits                                                $      55,324    $      51,033
    Interest-bearing deposits                                                         281,918          267,394
----------------------------------------------------------------------------    --------------   --------------
        Total deposits                                                                337,242          318,427
----------------------------------------------------------------------------    --------------   --------------

Accrued interest payable                                                                  881              836
Federal funds purchased                                                                     -            3,597
Other liabilities                                                                       1,607            1,583
Guaranteed ESOP debt                                                                      229              229
----------------------------------------------------------------------------    --------------   --------------
        Total liabilities                                                             339,959          324,672
----------------------------------------------------------------------------    --------------   --------------

STOCKHOLDERS' EQUITY
===============================================================================================================
Common stock, par value $3 per share, authorized 20,000,000                             8,174            8,140
    shares, shares issued March 31, 2000 - 2,724,725;
    December 31, 1999 - 2,713,258
Capital surplus                                                                         3,923            3,894
Retained earnings                                                                      25,427           24,513
Accumulated other comprehensive income (loss), net of tax                              (2,195)          (2,154)
Unearned ESOP shares                                                                     (229)            (229)
----------------------------------------------------------------------------    --------------   --------------
         Total stockholders' equity                                                    35,100           34,164
----------------------------------------------------------------------------    --------------   --------------
         Total liabilities and stockholders' equity                             $     375,059    $     358,836
----------------------------------------------------------------------------    ==============   ==============

The notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Community Bankshares Incorporated and Subsidiaries

(In thousands, except share and per share data) Three months ended March 31                         2000             1999
-----------------------------------------------------------------------------------------------------------------------------

Interest Income
=============================================================================================================================
Interest and fees on loans                                                                $         6,151     $        4,925
Interest on securities:
    U.S. government and agencies                                                                      819                871
    States and political subdivisions                                                                 175                180
    Other                                                                                              37                 33
Interest on federal funds sold                                                                         67                202
----------------------------------------------------------------------------------        ----------------    ---------------
        Total interest income                                                                       7,249              6,211
----------------------------------------------------------------------------------        ----------------    ---------------
Interest Expense
=============================================================================================================================
Interest on deposits                                                                                2,987              2,542
Interest on federal funds purchased                                                                    55                  -
Interest on securities sold under agreements to repurchase                                              -                 22
----------------------------------------------------------------------------------        ----------------    ---------------
        Total interest expense                                                                      3,042              2,564
----------------------------------------------------------------------------------        ----------------    ---------------
Net interest income                                                                                 4,207              3,647
Provision for loan losses                                                                             119                 80
----------------------------------------------------------------------------------        ----------------    ---------------
Net interest income after provision for loan losses                                                 4,088              3,567
----------------------------------------------------------------------------------        ----------------    ---------------
Noninterest Income
=============================================================================================================================
Service charges on deposit accounts and other fees                                                    499                473
Securities gains (losses)                                                                               -                 (4)
Gain on sale of other real estate                                                                      13                  -
Other operating income                                                                                 43                 48
----------------------------------------------------------------------------------        ----------------    ---------------
        Total noninterest income                                                                      555                517
----------------------------------------------------------------------------------        ----------------    ---------------
Noninterest Expense
=============================================================================================================================
Salaries and benefits                                                                               1,575              1,455
Occupancy and equipment expense                                                                       308                305
Other operating expense                                                                               685                653
----------------------------------------------------------------------------------        ----------------    ---------------
        Total noninterest expense                                                                   2,568              2,413
----------------------------------------------------------------------------------        ----------------    ---------------
Earnings
=============================================================================================================================
Income before income taxes                                                                          2,075              1,671
Income tax expense                                                                                    671                527
----------------------------------------------------------------------------------        ----------------    ---------------
Net Income                                                                                $         1,404     $        1,144
----------------------------------------------------------------------------------        ================    ===============
Earnings Per Share
=============================================================================================================================
Net income per common share:
    Basic                                                                                 $          0.52     $         0.41
    Diluted                                                                               $          0.51     $         0.39
Average shares outstanding:
    Basic                                                                                       2,715,185          2,759,087
    Diluted                                                                                     2,767,226          2,967,413
=============================================================================================================================

The notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited) Community Bankshares Incorporated and Subsidiaries

                                                                                        Accumulated
                                                                                           Other        Unearned
                                                    Common     Capital     Retained    Comprehensive      ESOP
(In thousands, except per share data)               Stock      Surplus     Earnings    Income (Loss)     Shares     Total
----------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2000
============================================================================================================================
Balance at beginning of period                      $8,140     $ 3,894    $ 24,513     $    (2,154)     $ (229)    $ 34,164
Comprehensive income:
    Net income                                                               1,404                                    1,404
    Other comprehensive income, net of tax:
      Unrealized holding losses on securities
         available-for-sale (net of deferred
         tax expense of $21)                                                                   (41)                     (41)
------------------------------------------------                         ----------    -------------               ----------
Comprehensive income                                                         1,404             (41)                   1,363
------------------------------------------------                         ----------    -------------               ----------
Issuance of common stock pursuant to
    stock option plans                                  36          39                                                   75
Common stock repurchased                                (2)        (10)                                                 (12)
Cash dividends declared - $.18 per share                                      (490)                                    (490)
------------------------------------------------  ---------   ---------  ----------  --------------   ---------   ----------
Balance at end of period                            $8,174     $ 3,923    $ 25,427     $    (2,195)     $ (229)    $ 35,100
------------------------------------------------  =========   =========  ==========  ==============   =========   ==========

Three months ended March 31,1999
============================================================================================================================
Balance at beginning of period                      $8,286     $ 4,915    $ 20,820     $        99      $    -     $ 34,120
Comprehensive income:
    Net income                                                               1,144                                    1,144
    Other comprehensive income, net of tax:
      Unrealized holding losses on securities
         available-for-sale (net of deferred
         tax expense of $150)                                                                 (291)                    (291)
------------------------------------------------                         ----------  --------------               ----------
Comprehensive income                                                         1,144            (291)                     853
------------------------------------------------                         ----------  --------------               ----------
Common stock repurchased                               (36)       (250)                                                (286)
Cash dividends declared - $.15 per share                                      (414)                                    (414)
------------------------------------------------  ---------   ---------  ----------  --------------   ---------   ----------
Balance at end of period                            $8,250     $ 4,665    $ 21,550     $      (192)     $    -     $ 34,273
------------------------------------------------  =========   =========  ==========  ==============   =========   ==========

The notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
COMMUNITY BANKSHARES INCORPORATED AND SUBSIDIARIES

(In Thousands) Three months ended March 31,                                                  2000        1999
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
================================================================================================================
Net Income                                                                                  $ 1,404     $ 1,144
Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
        Depreciation of bank premises and equipment                                             142         125
        Deferred income taxes                                                                    49         (99)
        Provision for loan losses                                                               119          80
        Amortization and accretion of investment securities                                      19          12
        Loss on sale of securities                                                                -           4
        Gain on sale of other real estate                                                       (13)          -
        Loss on sale of bank premises and equipment                                               4           -
        Changes in operating assets and liabilities:
            Increase in accrued interest receivable                                            (339)       (175)
            Increase in accrued interest payable                                                 45          24
            Net change in other operating assets and liabilities                               (152)       (114)
----------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                         1,278       1,001
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
================================================================================================================
Proceeds from sale of investment securities                                                       -       4,269
Proceeds from maturities and redemptions of investment securities                             1,021       5,437
Purchase of investment securities                                                            (1,207)    (11,452)
Net increase in loans                                                                        (8,344)    (19,398)
Proceeds from the sale of bank premises and equipment                                             -         105
Proceeds from the sale of other real estate                                                     308           -
Purchase of premises and equipment                                                              (56)          -
Increase in other assets                                                                        (26)          -
Purchase of other real estate                                                                     -        (255)
-----------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                            (8,304)    (21,294)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
================================================================================================================
Net increase in deposits                                                                     18,815       1,278
Net decrease in federal funds purchased                                                      (3,597)        (49)
Cash dividends                                                                                 (490)       (414)
Common stock repurchased                                                                        (12)       (286)
Net proceeds from issuance of common stock                                                       75           -
----------------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                                         14,791         529
----------------------------------------------------------------------------------------------------------------
           Increase (decrease) in cash and cash equivalents                                   7,765     (19,764)
           Cash and cash equivalents, beginning                                              17,564      47,435
----------------------------------------------------------------------------------------------------------------
           Cash and cash equivalents, ending                                                $25,329     $27,671
================================================================================================================
Supplemental Disclosure of Cash flow information
   Interest paid                                                                            $ 2,997     $ 2,574
----------------------------------------------------------------------------------------------------------------
   Income taxes paid                                                                        $   324     $   446
----------------------------------------------------------------------------------------------------------------

The notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made. The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period. The information reported herein should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 1999. Certain reclassifications have been made to the 1999 historical financial statements to conform to the 2000 presentation.

Note 2. New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard ("FAS") 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. Under FAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives will be reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. FAS 137 was issued in June 1999, and deferred the effectiveness of FAS 133 to all quarters of fiscal years beginning after June 15, 2000, with earlier adoption permitted. The Company has not adopted FAS 133 yet and is currently evaluating FAS 133's effect on its financial position and results of operation, but it is not expected to have a material impact.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Community Bankshares Incorporated (the "Company" and "Community Bankshares") is a multi-bank holding company organized under Virginia law, which provides financial services through its wholly-owned subsidiaries, The Community Bank, Commerce Bank of Virginia and County Bank of Chesterfield. All three subsidiary banks are full service retail commercial banks offering a wide range of banking services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage, and consumer loans. The Company's primary trade areas are the Cities of Petersburg and Richmond, and Chesterfield, Henrico, Hanover and Goochland counties. The Company operates thirteen branch locations in these Virginia trade areas.

The following discussion provides information about the major components of the financial condition, results of operations, asset quality, liquidity, and capital resources of Community Bankshares Incorporated. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets as of March 31, 2000 were $375.1 million, an increase of 4.5% from $358.8 million at December 31, 1999. Total loans net of unearned income as of March 31, 2000 stood at $274.3 million, an increase of $8.3 million or 3.1% over the $266.0 million recorded at December 31, 1999.

Total securities available for sale for the three months ended March 31, 2000 were $59.5 million, essentially unchanged from the $59.7 million at year-end 1999. Federal funds sold increased to $10.7 million at quarter-end.

Total deposits for the three months ended March 31, 2000 stood at $337.2 million, an increase of $18.8 million or 5.9% over the $318.4 million at December 31, 1999. This increase has occurred mainly in shorter-term interest-bearing. Total interest-bearing deposits were $281.9 million at March 31, 2000 compared to $267.4 million at year-end 1999, an increase of $14.5 million or 5.4%. Noninterest-bearing deposits grew 8.4% from year-end to $55.3 million.

RESULTS OF OPERATIONS

Net income for the first three months of 2000 was $1.4 million, an increase of 22.7% over the first three months of 1999. Earnings per share for the three months ended March 31, 2000 was $0.51, on a fully diluted basis, or 30.0% higher than the $0.39 recorded for the same period last year.

The return on average equity and return on average assets was 16.30% and 1.53%, respectively for the three months ended March 31, 2000.

Net interest income for the first quarter of 2000 increased 15.4% to $4.2 million compared to the first three months of 1999. This increase was primarily attributable to the growth in the Company's loan portfolio. Total loans, net of unearned income increased 23.2%, or $51.7 million to $274.3 million compared to March 31, 1999.

Total interest expense for the three months ended March 31, 2000, increased 18.6% to $3.0 million, up $478 thousand over the same period one year earlier. This increase was due primarily to an increase in the volume of interest-bearing liabilities, principally certificates of deposit maturing in less than two years.

For the three months ended March 31, 2000, noninterest income increased $38 thousand or 7.4% to $555 thousand compared to $517 thousand a year earlier. The increase arose primarily from service charges on deposit accounts, growing by 5.5% or $26 thousand over the three months ended March 31, 1999.

Noninterest expense of $2.6 million for the three months ended March 31, 2000, was an increase of $155 thousand or 6.4% over the $2.4 million for the same period last year. Salaries and employee benefits, the largest component on noninterest expense, increased 8.2% to $1.6 million for the first three months of 1999, primarily due to increased staffing levels and higher benefit cost.

ASSET QUALITY

The allowance for loan losses represents management's estimate of an amount adequate to absorb potential future losses inherent in the loan portfolio. In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the lending process and the risk characteristics of the portfolio in the aggregate. Among other factors, management considers the Company's loan loss experience, the amount of past-due loans, current and anticipated economic conditions, and the estimated current values of collateral securing loans in assessing the level of the allowance for loan losses.

The allowance for loan losses totaled $2.9 million at March 31, 2000 or 1.05% of total loans, as compared to $2.8 million or 1.04% at December 31, 1999. The provision for loan losses increased $39 thousand to $119 thousand for the first three months of 2000 versus the same 1999 period. Net charge-offs were $16 thousand for the March 2000 quarter.

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate, were $4.6 million at quarter-end March, 2000. Nonaccrual loans totaled $2.3 million, an increase of $227 thousand over December 31, 1999. Loans past due 90 days or more totaled $1.0 million at March 31, 2000, up $206 thousand over year-end, and other real estate increased $397 thousand to $1.4 million. Management does not expect any material loss relating to nonperforming assets.

LIQUIDITY

In determining the Company's liquidity requirements, both sides of the balance sheet are managed to ensure that adequate funding sources are available to support loan growth, deposit withdrawals or any unanticipated need for funds.

Securities available for sale that mature within one year, or have a weighted average life of one year are sources of liquidity. Anticipated mortgage-backed securities paydowns and maturing loans also generate cashflows to meet liquidity requirements. Wholesale funding sources are also used to supply liquidity such as federal funds purchased and large denomination certificates of deposit. The Company considers its sources of liquidity to be adequate to meet its anticipated needs.

CAPITAL RESOURCES

Community Bankshares strong capital position provides the necessary assurance required to support anticipated asset growth and to absorb potential losses.

The Company's Tier I capital position capital was $37.3 million at March 31, 2000, or 12.64% of risk-weighted assets. Total risk-based capital was $40.2 million or 13.62% of risk-weighted assets.

Tier I capital consists primarily of common stockholders' equity, while total risk-based capital includes the allowance for loan losses. Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. Under current risk-based capital standards, all banks are required to have Tier I capital of at least 4% and total capital of 8%.

FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in the December 31, 1999 Form 10-K.

Part II. OTHER INFORMATION

Item:   1         Legal proceedings

         There are no material legal proceedings to which the Registrant or any of its subsidiaries are involved in other than legal proceedings occurring in the ordinary course of business, which are deemed immaterial.

2        Changes in securities - None

3        Defaults upon senior securities - None

4        Results of votes of security holders - None

5        Other information - None

6        Exhibits and Reports on Form 8-K

         (a)  Exhibits - Financial Data Schedule, Exhibit 27
         (b)  Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


COMMUNITY BANKSHARES INCORPORATED

/s/Nathan S. Jones, 3rd
---------------------------------------
Nathan S. Jones, 3rd
President and Chief Executive Officer



/s/Ray A. Fleming
---------------------------------------
Ray A. Fleming
Senior Vice President and Chief Financial Officer


Date:  May 19, 2000