Form 10-Q
period 2000-06-30
COMMUNITY BANKSHARES INC /VA/
filed 2000-08-14
CIK 742279

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended June 30, 2000           Commission File No. 0-13100

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2000. Common Stock, $3.00 par value, 2,740,568 shares.

                       COMMUNITY BANKSHARES INCORPORATED
                                   FORM 10-Q

                                 June 30, 2000

                                     INDEX

                                                                                     Page
                                                                                     ----
Part I.  Financial Information

Item 1.  Consolidated Balance Sheets as of June 30, 2000
          (Unaudited) and December 31, 1999 .....................................      3

         Consolidated Statements of Income for the three months and six
          months ended June 30, 2000 and 1999 (Unaudited) .......................      4

         Consolidated Statements of Changes in Stockholders' Equity for
          the six months ended June 30, 2000 and 1999 (Unaudited) ...............      5

         Consolidated Statements of Cash Flows for the three
          months ended June 30, 2000 and 1999 (Unaudited) .......................      6

         Notes to Consolidated Statements (Unaudited) ...........................      7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...................................      8

Item 3.  Quantitative and Qualitative Disclosures Regarding
          Market Risk ...........................................................     11

Part II. Other Information ......................................................     12

Item 1.  Legal Proceedings ......................................................     12

Item 2.  Changes in Securities ..................................................     12

Item 3.  Defaults Upon Senior Securities ........................................     12

Item 4.  Results of Votes of Security Holders ...................................     12

Item 5.  Other Information ......................................................     12

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits - Financial Data Schedule, Exhibit 27 .....................     12
         (b) Reports on Form 8-K ................................................     12

CONSOLIDATED BALANCE SHEETS

Community Bankshares Incorporated and Subsidiaries

                                                                                (Unaudited)
                                                                                 June 30,        December 31,
(In thousands)                                                                     2000             1999
-------------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents:
    Cash and due from banks                                                     $     19,707      $    14,410
    Federal funds sold                                                                 7,326            3,154

-------------------------------------------------------------------------   ----------------      -----------
        Total cash and due from banks                                                 27,033           17,564
-------------------------------------------------------------------------   ----------------      -----------

Securities available for sale, at fair value                                          58,270           59,715
Securities held to maturity (fair value, $5,704 - June 30, 2000;
   $6,312 - December 31,1999)
                                                                                       5,848            6,435

Loans, net of unearned income                                                        280,739          265,967
Less allowance for loan losses                                                         3,066            2,773
-------------------------------------------------------------------------   ----------------      -----------
        Net loans                                                                    277,673          263,194
-------------------------------------------------------------------------   ----------------      -----------

Bank premises and equipment, net                                                       5,344            4,575
Accrued interest receivable                                                            2,421            2,229
Other real estate owned                                                                  961              972
Other assets                                                                           4,298            4,152
-------------------------------------------------------------------------   ----------------      -----------
            Total assets                                                        $    381,848      $   358,836
=========================================================================   ================      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------
Deposits:
    Noninterest-bearing deposits                                                $     58,200      $    51,033
    Interest-bearing deposits                                                        283,635          267,394
-------------------------------------------------------------------------    ---------------      -----------
        Total deposits                                                               341,835          318,427
-------------------------------------------------------------------------------------------------------------

Accrued interest payable                                                               1,045              836
Federal funds purchased                                                                1,460            3,597
Other liabilities                                                                      1,006            1,583
Guaranteed ESOP debt                                                                     709              229
-------------------------------------------------------------------------    ---------------      -----------
        Total liabilities                                                            346,055          324,672
-------------------------------------------------------------------------    ---------------      -----------

STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------    ---------------      -----------
Common stock,par value $3 per share, authorized 20,000,000                             8,222            8,140
    shares, shares issued June 30, 2000 - 2,740,568;
    December 31, 1999 - 2,713,258
Capital surplus                                                                        3,985            3,894
Retained earnings                                                                     26,510           24,513
Accumulated other comprehensive income (loss), net of tax                             (2,215)          (2,154)
Unearned ESOP shares                                                                    (709)            (229)
-------------------------------------------------------------------------    ---------------      -----------
         Total stockholders' equity                                                   35,793           34,164
-------------------------------------------------------------------------    ---------------      -----------
         Total liabilities and stockholders' equity                             $    381,848      $   358,836
=========================================================================    ===============      ===========

The notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Community Bankshares Incorporated and Subsidiaries

                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                    June 30,
(In thousands, except share and per share data)                     2000          1999         2000            1999
------------------------------------------------------------------------------------------   -------------------------
Interest Income
======================================================================================================================
Interest and fees on loans                                       $    6,554    $    5,251    $   12,705    $   10,176
Interest on securities:
    U.S. government and agencies                                        810           851         1,629         1,722
    States and political subdivisions                                   172           184           347           364
    Other                                                                42            34            79            67
Interest on federal funds sold                                          161           155           228           357
-------------------------------------------------------------   ------------   -----------   -----------   -----------
        Total interest income                                         7,739         6,475        14,988        12,686
-------------------------------------------------------------   ------------   -----------   -----------   -----------
Interest Expense
======================================================================================================================
Interest on deposits                                                  3,383         2,569         6,370         5,111
Interest on federal funds purchased                                      25             -            80             -
Interest on securities sold under agreements to repurchase                -            20             -            42
-------------------------------------------------------------   ------------   -----------   -----------   -----------
        Total interest expense                                        3,408         2,589         6,450         5,153
-------------------------------------------------------------   ------------   -----------   -----------   -----------
Net interest income                                                   4,331         3,886         8,538         7,533
Provision for loan losses                                               280            40           399           120
-------------------------------------------------------------   ------------   -----------   -----------   -----------
Net interest income after provision for loan losses                   4,051         3,846         8,139         7,413
-------------------------------------------------------------   ------------   -----------   -----------   -----------
Noninterest Income
======================================================================================================================
Service charges on deposit accounts and other fees                      618           508         1,117           981
Securities gains                                                          8             6             8             2
Gain on sale of other real estate                                       114             -           127             -
Other operating income                                                   48            49            91            97
------------------------------------------------------------    ------------   -----------   -----------   -----------
        Total noninterest income                                        788           563         1,343         1,080
-------------------------------------------------------------   ------------   -----------   -----------   -----------
Noninterest Expense
======================================================================================================================
Salaries and benefits                                                 1,536         1,491         3,111         2,946
Occupancy and equipment expense                                         342           321           650           626
Other operating expense                                                 684           692         1,369         1,345
-------------------------------------------------------------   ------------   -----------   -----------   -----------
        Total noninterest expense                                     2,562         2,504         5,130         4,917
-------------------------------------------------------------   ------------   -----------   -----------   -----------
Earnings
======================================================================================================================
Income before income taxes                                            2,277         1,905         4,352         3,576
Income tax expense                                                      674           608         1,345         1,135
-------------------------------------------------------------   ------------   -----------   -----------   -----------
Net Income                                                       $    1,603    $    1,297    $    3,007    $    2,441
-------------------------------------------------------------   ============   ===========   ===========   ===========
Earnings Per Share
======================================================================================================================
Net income per common share
    Basic                                                        $     0.59    $     0.47    $     1.11    $     0.89
    Diluted                                                      $     0.58    $     0.44    $     1.09    $     0.85
Average shares outstanding:
    Basic                                                         2,725,605     2,730,789     2,725,605     2,730,789
    Diluted                                                       2,786,871     2,938,115     2,758,853     2,938,115
======================================================================================================================

The notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited) Community Bankshares Incorporated and Subsidiaries

                                                                                         Accumulated
                                                                                           Other         Unearned
                                                   Common      Capital     Retained     Comprehensive     ESOP
(In thousands, except per share data)              Stock       Surplus     Earnings     Income (Loss)    Shares       Total
-------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2000
-------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                      $ 8,140     $ 3,894      $24,513      $  (2,154)      $ (229)      $34,164
Comprehensive income:
    Net income                                                                 3,007                                     3,007
    Other comprehensive income, net of tax:
      Unrealized holding losses on securities
         available-for-sale (net of deferred
         tax expense of $31)                                                                    (61)                       (61)
----------------------------------------------                               -------      ---------                    -------
Comprehensive income                                                           3,007            (61)                     2,946
----------------------------------------------                               -------      ---------                    -------
Issuance of common stock pursuant to
    stock option plans                                   84         101                                                    185
Common stock repurchased                                 (2)        (10)                                                   (12)
Cash dividends declared - $.37 per share                                      (1,010)                                   (1,010)
Leveraged ESOP stock purchase                                                                               (480)         (480)
----------------------------------------------      -------     -------      -------      ---------       ------       -------
Balance at end of period                            $ 8,222     $ 3,985      $26,510      $  (2,215)      $ (709)      $35,793
----------------------------------------------      =======     =======      =======      =========       ======       =======
Six months ended June 30,1999
--------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                      $ 8,286     $ 4,915      $20,820      $      99       $    -       $34,120
Comprehensive income:
    Net income                                                                 2,441                                     2,441
    Other comprehensive income, net of tax:
      Unrealized holding losses on securities
         available-for-sale (net of deferred
         tax expense of $636)                                                                (1,234)                    (1,234)
----------------------------------------------                               -------      ---------                    -------
Comprehensive income                                                           2,441         (1,234)                     1,207
----------------------------------------------                               -------      ---------                    -------
Common stock repurchased                               (109)       (755)                                                  (864)
Cash dividends declared - $.30 per share                                        (823)                                     (823)
----------------------------------------------      -------     -------      -------      ---------       ------       -------
Balance at end of period                            $ 8,177     $ 4,160      $22,438      $  (1,135)      $    -       $33,640
----------------------------------------------      =======     =======      =======      =========       ======       =======

The notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Community Bankshares Incorporated and Subsidiaries

(In thousands) Six months ended June 30,                                                     2000        1999
----------------------------------------------------------------------------------------------------------------
Operating Activities
================================================================================================================
Net Income                                                                                 $  3,007    $  2,441
Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
        Depreciation of bank premises and equipment                                             240         251
        Deferred income taxes                                                                   (65)       (597)
        Provision for loan losses                                                               399         120
        Provision for losses on other real estate owned                                          12           -
        Amortization and accretion of investment securities                                     (62)          7
        (Gain) loss on sale of securities                                                        (8)          7
        (Gain) loss on sale of other real estate                                               (127)          1
        Changes in operating assets and liabilities:
            Increase in accrued interest receivable                                            (192)       (131)
            Increase in accrued interest payable                                                209          12
            Net change in other operating assets and liabilities                             (1,069)        977
-----------------------------------------------------------------------------------   --------------------------
            Net cash provided by operating activities                                         2,344       3,088
-----------------------------------------------------------------------------------   --------------------------
Investing Activities
================================================================================================================
Proceeds from sale of investment securities                                                     196       6,847
Proceeds from maturities and redemptions of investment securities                             2,364       8,128
Purchase of investment securities                                                              (549)    (17,974)
Net increase in loans                                                                       (14,878)    (33,444)
Proceeds from the sale of other real estate                                                   1,152         270
Purchase of premises and equipment                                                             (570)       (286)
Decrease in other assets                                                                          2           -
Purchase of other real estate                                                                (1,026)       (360)
-----------------------------------------------------------------------------------   --------------------------
            Net cash used in investing activities                                           (13,309)    (36,819)
-----------------------------------------------------------------------------------   --------------------------
Financing Activities
================================================================================================================
Net increase in deposits                                                                     23,408      10,778
Net increase (decrease) in federal funds purchased                                           (2,137)        858
Cash dividends                                                                               (1,010)       (823)
Common stock repurchased                                                                        (12)       (864)
Net proceeds from issuance of common stock                                                      185           -
-----------------------------------------------------------------------------------   --------------------------
           Net cash provided by financing activities                                         20,434       9,949
-----------------------------------------------------------------------------------   --------------------------
           Increase (decrease) in cash and cash equivalents                                   9,469     (23,782)
           Cash and cash equivalents, beginning                                              17,564      47,318
-----------------------------------------------------------------------------------   --------------------------
           Cash and cash equivalents, ending                                               $ 27,033    $ 23,536
-----------------------------------------------------------------------------------   ==========================

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

FINANCIAL CONDITION
-------------------

Total assets as of June 30, 2000 were $381.9 million, an increase of 6.4% from $358.8 million at December 31, 1999. Total loans, net of unearned income as of June 30, 2000 stood at $280.7 million, an increase of $14.8 million or 5.6% over the $266.0 million recorded at December 31, 1999.

Total securities available for sale for at June 30, 2000 were $58.3 million, essentially unchanged from the $59.7 million at year-end 1999. Federal funds sold increased to $7.3 million at quarter-end.

Total deposits as of June 30, 2000 stood at $341.8 million, an increase of $23.4 million or 7.4% over the $318.4 million at December 31, 1999. This increase occurred mainly in shorter-term interest-bearing deposits. Total interest-bearing deposits were $283.6 million at June 30, 2000 compared to $267.4 million at year-end 1999, an increase of $16.2 million or 6.1%. Noninterest-bearing deposits increased 14.0% or $7.2 million from the year-end level of $51.0 million.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2000 totaled $1.6 million, an increase of 23.6% over the same 1999 period. Earnings per share for the June 2000 quarter was $0.58, on a diluted basis, or 31.8% higher than the $0.44 recorded for the same period last year.

The return on average equity and return on average assets was 18.09% and 1.68%, respectively for the three months ended June 30, 2000.

Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. Net interest income for the second quarter of 2000 increased 11.5% to $4.3 million compared to $3.9 million for the second quarter of 1999. Continued growth in the Company's loan portfolio was the primary factor contributing to this increase. Total loans, net of unearned income grew $14.8 million to $280.7 million compared to December 31,1999.

Total interest expense for the quarter ended June 30, 2000, increased 31.6% to $3.4 million, up $819 thousand over the same period one year earlier. This increase was due primarily to an increase in the volume of interest-bearing liabilities, principally certificates of deposit maturing in less than two years.

For the three months ended June 30, 2000, noninterest income increased $225 thousand or 40.0% to $788 thousand compared to $563 thousand a year earlier.
The increase arose primarily from higher service charges on deposit accounts, up 21.7% or $110 thousand, and a gain on sale of other real estate of approximately $114 thousand.

Noninterest expense of $2.6 million for the quarter ended June 30, 2000, was an increase of $58 thousand or 2.3% over the same period last year. Salaries and employee benefits, the largest component of noninterest expense, increased 3.0% to $1.5 million for the second quarter of 2000, primarily due to slightly higher staffing levels and higher benefit cost compared to the same 1999 period.

Net income for the six months ended June 30, 2000 totaled $3.0 million, an increase of 23.2% over the six months ended June 30, 1999. Earnings per share for the first half of the year was $1.09, on a diluted basis, or 28.2% higher than the $0.85 recorded for the same period last year.

The return on average equity and return on average assets was 17.17% and 1.61%, respectively for the six months ended June 30, 2000.

Net interest income for the first six months of 2000 increased 13.3% to $8.5 million compared to the six months ended June 30, 1999. Continued growth in the Company's loan portfolio in excess of deposit growth was the primary factor contributing to this increase. Total interest expense for the six months ended June 30, 2000, increased 25.2% to $6.5 million, higher by $1.3 million compared to the same period one year earlier.

Noninterest income for the six months ended June 30, 2000, increased 24.4% to $1.3 million compared to $1.1 million for the same period a year earlier. Noninterest expense totaled $5.1 million for the six months ended June 30, 2000, an increase of $213 thousand or 4.3% over the previous year.

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

The allowance for loan losses totaled $3.1 million at June 30, 2000 or 1.09% of total loans, net of unearned income as compared to $2.8 million or 1.04% at December 31, 1999. The provision for loan losses was $280 thousand for the second quarter of 2000 reflecting management's desire to maintain the allowance for loan losses at a sufficient level to absorb potential future loan losses inherent in the growing loan portfolio. Net charge-offs were $90 thousand for the quarter ended June 30, 2000 or 0.13% of average loans on an annualized basis. For the six months ended June 30, 2000, net charge-offs were $106,000 or 0.08% of average loans on an annualized basis.

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $2.5 million at quarter-end June, 2000, lower by $1.4 million compared to year-end 1999. Nonaccrual loans totaled $410 thousand, a decrease of $1.6 million since December 31, 1999. Loans past due 90 days or more totaled $1.1 million at June 30, 2000, up $277 thousand over year-end 1999, and other real estate owned decreased $11 thousand to $1.0 million. Management does not expect to incur any material losses related to nonperforming assets.

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

CAPITAL RESOURCES
-----------------

Community Bankshares capital position provides the necessary assurance required to support anticipated asset growth and to absorb potential losses.

The Company's Tier I capital position capital was $38.0 million at June 30, 2000, or 12.62% of risk-weighted assets. Total risk-based capital was $41.1 million or 13.64% of risk-weighted assets.

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


COMMUNITY BANKSHARES INCORPORATED

/s/Nathan S. Jones, 3rd
-------------------------
Nathan S. Jones, 3rd
President and Chief Executive Officer



/s/Ray A. Fleming
-----------------
Ray A. Fleming
Senior Vice President and Chief Financial Officer


Date:  August 11, 2000