Form 10-Q
period 2000-09-30
COMMUNITY BANKSHARES INC /VA/
filed 2000-11-14
CIK 742279

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended September 30, 2000    Commission File No.  0-13100

                       COMMUNITY BANKSHARES INCORPORATED
             (Exact name of registrant as specified in its charter)

               Virginia                        54-1290793
        (State of Incorporation)    (I.R.S. Employer Identification No.)


                           200 North Sycamore Street
                                 P. O. Box 2166
                           Petersburg, Virginia 23804
                    (Address of principal executive offices)

                                 (804) 861-2320
                        (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X     No
                           ---       ---
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 2000. Common Stock, $3.00 par value, 2,736,376 shares.

                       COMMUNITY BANKSHARES INCORPORATED
                                   FORM 10-Q

                              September 30, 2000

                                     INDEX
                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Consolidated Balance Sheets as of September 30, 2000
          (Unaudited) and December 31, 1999...............................   3

         Consolidated Statements of Income for the three months and nine
          months ended September 30, 2000 and 1999 (Unaudited)............   4

         Consolidated Statements of Changes in Stockholders' Equity for
          the nine months ended September 30, 2000 and 1999 (Unaudited)...   5

         Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2000 and 1999 (Unaudited)............   6

         Notes to Consolidated Statements (Unaudited).....................   7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................   8

Item 3.  Quantitative and Qualitative Disclosures Regarding
          Market Risk.....................................................  11

Part II. Other Information................................................  12

Item 1.  Legal Proceedings................................................  12

Item 2.  Changes in Securities............................................  12

Item 3.  Defaults Upon Senior Securities..................................  12

Item 4.  Results of Votes of Security Holders.............................  12

Item 5.  Other Information................................................  12

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits - Financial Data Schedule, Exhibit 27...............  12
         (b) Reports on Form 8-K..........................................  12

CONSOLIDATED BALANCE SHEETS
Community Bankshares Incorporated and Subsidiaries

                                                                                              (Unaudited)
                                                                                             September 30,            December 31,
(In thousands)                                                                                   2000                    1999
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
===================================================================================================================================
Cash and cash equivalents:
    Cash and due from banks                                                                        $ 16,394                $ 14,410
    Federal funds sold                                                                               23,214                   3,154
----------------------------------------------------------------------------------                 --------                --------
        Total cash and due from banks                                                                39,608                  17,564
----------------------------------------------------------------------------------                 --------                --------

Securities available for sale, at fair value                                                         58,512                  59,715
Securities held to maturity (fair value, $5,583 - September 30, 2000;
   $6,312 - December 31,1999)                                                                         5,649                   6,435

Loans, net of unearned income                                                                       280,218                 265,967
Less allowance for loan losses                                                                        3,181                   2,773
---------------------------------------------------------------------------------                  --------                --------
        Net loans                                                                                   277,037                 263,194
---------------------------------------------------------------------------------                  --------                --------

Bank premises and equipment, net                                                                      6,357                   4,575
Accrued interest receivable                                                                           2,601                   2,229
Other real estate owned                                                                                 939                     972
Other assets                                                                                          3,888                   4,152
---------------------------------------------------------------------------------                  --------                --------
            Total assets                                                                           $394,591                $358,836
---------------------------------------------------------------------------------                  ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
===================================================================================================================================
Deposits:
    Noninterest-bearing deposits                                                                   $ 58,731                $ 51,033
    Interest-bearing deposits                                                                       295,499                 267,394
---------------------------------------------------------------------------------                  --------                --------
        Total deposits                                                                              354,230                 318,427
---------------------------------------------------------------------------------                  --------                --------

Accrued interest payable                                                                              1,349                     836
Federal funds purchased                                                                                   -                   3,597
Other liabilities                                                                                     1,095                   1,583
Guaranteed ESOP debt                                                                                    875                     229
---------------------------------------------------------------------------------                  --------                --------
        Total liabilities                                                                           357,549                 324,672
---------------------------------------------------------------------------------                  --------                --------

STOCKHOLDERS' EQUITY
===================================================================================================================================
Common stock,par value $3 per share, authorized 20,000,000                                            8,209                   8,140
    shares, shares issued September 30, 2000 - 2,736,376;
    December 31, 1999 - 2,713,258
Capital surplus                                                                                       3,914                   3,894
Retained earnings                                                                                    27,356                  24,513
Accumulated other comprehensive income (loss), net of tax                                            (1,562)                 (2,154)
Unearned ESOP shares                                                                                   (875)                   (229)
---------------------------------------------------------------------------------                  --------                --------
         Total stockholders' equity                                                                  37,042                  34,164
---------------------------------------------------------------------------------                  --------                --------
         Total liabilities and stockholders' equity                                                $394,591                $358,836
---------------------------------------------------------------------------------                  ========                ========

The notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Community Bankshares Incorporated and Subsidiaries

                                                                  Three Months Ended                    Nine Months Ended
                                                                     September 30,                         September 30,
(In thousands, except share and per share data)                  2000             1999                2000                1999
-----------------------------------------------------------   -------------------------------     --------------------------------
Interest Income
===================================================================================================================================
Interest and fees on loans                                      $    6,734      $    5,608        $   19,439             $   15,784
Interest on securities:
    U.S. government and agencies                                       792             865             2,421                  2,587
    States and political subdivisions                                  170             187               517                    551
    Other                                                               74              35               153                    102
Interest on federal funds sold                                         297             111               525                    468
-----------------------------------------------------------   --------------   -----------        ----------             ----------
        Total interest income                                        8,067           6,806            23,055                 19,492
-----------------------------------------------------------   --------------   -----------        ----------             ----------
Interest Expense
===================================================================================================================================
Interest on deposits                                                 3,802           2,666            10,172                  7,777
Interest on federal funds purchased                                      2               4                82                      4
Interest on securities sold under agreements to repurchase               -              30                 -                     72
-----------------------------------------------------------   --------------   -----------        ----------             ----------
        Total interest expense                                       3,804           2,700            10,254                  7,853
-----------------------------------------------------------   --------------   -----------        ----------             ----------
Net interest income                                                  4,263           4,106            12,801                 11,639
Provision for loan losses                                              130              81               529                    201
-----------------------------------------------------------   --------------   -----------        ----------             ----------
Net interest income after provision for loan losses                  4,133           4,025            12,272                 11,438
-----------------------------------------------------------   --------------   -----------        ----------             ----------
Noninterest Income
===================================================================================================================================
Service charges on deposit accounts and other fees                     572             529             1,689                  1,510
Securities gains                                                         -               -                 8                      2
Gain on sale of other real estate                                        -               -               127                      -
Other operating income                                                  83              66               174                    163
-----------------------------------------------------------   --------------   -----------        ----------             ----------
        Total noninterest income                                       655             595             1,998                  1,675
-----------------------------------------------------------   --------------   -----------        ----------             ----------
Noninterest Expense
===================================================================================================================================
Salaries and benefits                                                1,692           1,510             4,803                  4,456
Occupancy and equipment expense                                        315             329               965                    955
Other operating expense                                                695             638             2,064                  1,983
-----------------------------------------------------------   --------------   -----------        ----------             ----------
        Total noninterest expense                                    2,702           2,477             7,832                  7,394
-----------------------------------------------------------   --------------   -----------        ----------             ----------
Earnings
===================================================================================================================================
Income before income taxes                                           2,086           2,143             6,438                  5,719
Income tax expense                                                     692             703             2,037                  1,838
-----------------------------------------------------------   --------------   -----------        ----------             ----------
Net Income                                                      $    1,394     $     1,440        $    4,401             $    3,881
-----------------------------------------------------------   ==============   ===========        ==========             ==========
Earnings Per Share
===================================================================================================================================
Net income per common share:
    Basic                                                       $     0.51      $     0.53        $     1.62             $     1.42
    Diluted                                                     $     0.50      $     0.51        $     1.59             $     1.39
Average shares outstanding:
    Basic                                                        2,730,022       2,740,032         2,730,022              2,740,032
    Diluted                                                      2,783,060       2,801,059         2,756,963              2,801,059
===================================================================================================================================

The notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited) Community Bankshares Incorporated and Subsidiaries

                                                                                  Accumulated
                                                                                     Other         Unearned
                                              Common      Capital   Retained     Comprehensive       ESOP
(In thousands, except per share data)          Stock      Surplus   Earnings     Income (Loss)      Shares      Total
-----------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2000
-----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                 $8,140     $3,894     $24,513        $(2,154)        $(229)     $34,164
Comprehensive income:
  Net income                                                           4,401                                     4,401
  Other comprehensive income, net of tax:
    Unrealized holding gains on securities
      available-for-sale (net of deferred
      tax expense of $305)                                                              592                        592
------------------------------------------                           -------        -------                    -------
Comprehensive income                                                   4,401            592                      4,993
------------------------------------------                           -------        -------                    -------
Issuance of common stock pursuant to
  stock option plans                               84         101                                                  185
Cash settlement of options                                    (10)                                                 (10)
Common stock repurchased                          (15)        (71)                                                 (86)
Cash dividends declared - $.57 per share                              (1,558)                                   (1,558)
Leveraged ESOP stock purchase                                                                        (646)        (646)
------------------------------------------     ------     ------     -------        -------         -----      -------
Balance at beginning of period                 $8,209     $3,914     $27,356        $(1,562)        $(875)     $37,042
------------------------------------------     ======     ======     =======        =======         =====      =======
Nine months ended September 30, 1999
-----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                 $8,286     $4,915     $20,820        $    99         $   -      $34,120
Comprehensive income:
  Net income                                                           3,881                                     3,881
  Other comprehensive income, net of tax:
    Unrealized holding gains on securities
      available-for-sale (net of deferred
      tax expense of $870)                                                           (1,689)                    (1,689)
------------------------------------------                           -------        -------                    -------
Comprehensive income                                                   3,881         (1,689)                     2,192
------------------------------------------                           -------        -------                    -------
Common stock repurchased                         (134)      (930)                                               (1,064)
Cash dividends declared - $.46 per share                              (1,257)                                   (1,257)
------------------------------------------     ------     ------     -------        -------         -----      -------
Balance at end of period                       $8,152     $3,985     $23,444        $(1,590)        $   -      $33,991
------------------------------------------     ======     ======     =======        =======         =====      =======

The notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
Community Bankshares Incorporated and Subsidiaries


(In thousands) Nine months ended September 30,                                                       2000           1999
------------------------------------------------------------------------------------------------------------------------
Operating Activities
========================================================================================================================
Net Income                                                                                       $  4,401       $  3,881
Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
        Depreciation of bank premises and equipment                                                   357            378
        Deferred income taxes                                                                        (105)          (424)
        Provision for loan losses                                                                     529            201
        Provision for losses on other real estate owned                                                18              -
        Amortization and accretion of investment securities                                           (79)             8
        Gain on sale of securities                                                                     (8)            (2)
        Gain on sale of other real estate                                                            (127)            (1)
        Changes in operating assets and liabilities:
            Increase in accrued interest receivable                                                  (372)          (389)
            Increase (decrease) in accrued interest payable                                           513             (6)
            Net change in other operating assets and liabilities                                     (578)          (184)
-----------------------------------------------------------------------------------------        --------       --------
            Net cash provided by operating activities                                               4,549          3,462
-----------------------------------------------------------------------------------------        --------       --------
Investing Activities
========================================================================================================================
Proceeds from sale of investment securities                                                           196         11,627
Proceeds from maturities and redemptions of investment securities                                   3,419          7,524
Purchase of investment securities                                                                    (641)       (17,985)
Net increase in loans                                                                             (14,372)       (49,007)
Proceeds from the sale of other real estate                                                         1,266            331
Purchase of premises and equipment                                                                 (1,699)          (327)
Increase in other assets                                                                             (287)             -
Purchase of other real estate                                                                      (1,124)          (371)
-----------------------------------------------------------------------------------------        --------       --------
            Net cash used in investing activities                                                 (13,241)       (48,208)
-----------------------------------------------------------------------------------------        --------       --------
Financing Activities
========================================================================================================================
Net increase in deposits                                                                           35,803         18,954
Net increase (decrease) in federal funds purchased                                                 (3,597)         1,852
Cash dividends                                                                                     (1,558)        (1,257)
Common stock repurchased                                                                              (86)        (1,064)
Net proceeds from issuance of common stock                                                            185              -
Cash settlement of options                                                                            (10)             -
-----------------------------------------------------------------------------------------        --------       --------
           Net cash provided by financing activities                                               30,736         18,485
-----------------------------------------------------------------------------------------        --------       --------
           Increase (decrease) in cash and cash equivalents                                        22,044        (26,261)
           Cash and cash equivalents, beginning                                                    17,564         47,318
-----------------------------------------------------------------------------------------        --------       --------
           Cash and cash equivalents, ending                                                     $ 39,608       $ 21,057
-----------------------------------------------------------------------------------------        ========       ========

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Community Bankshares Incorporated (the "Company" and "Community Bankshares") is a multi-bank holding company organized under Virginia law, which provides financial services through its wholly-owned subsidiaries, Commerce Bank (formerly known as The Community Bank), Commerce Bank of Virginia and County Bank of Chesterfield. All three subsidiary banks are full service retail commercial banks offering a wide range of banking services, including demand and time deposits, as well as commercial, industrial, residential construction, residential mortgage, and consumer loans. The Company's primary trade areas are the Cities of Petersburg and Richmond, and Chesterfield, Henrico, Hanover and Goochland counties. The Company operates thirteen branch locations in these Virginia trade areas.

The following discussion provides information about the major components of the financial condition, results of operations, asset quality, liquidity, and capital resources of Community Bankshares Incorporated. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets as of September 30, 2000 were $394.6 million, an increase of 10.0% from $358.8 million at December 31, 1999. Total loans, net of unearned income as of September 30, 2000 stood at $280.2 million, an increase of $14.3 million or 5.4% over the $266.0 million recorded at December 31, 1999.

Total securities available for sale for at September 30, 2000 were $58.5 million, essentially unchanged from the $59.7 million at year-end 1999. Federal funds sold increased to $23.2 million at quarter-end.

Total deposits as of September 30, 2000 stood at $354.2 million, an increase of $35.8 million or 11.2% over the $318.4 million at December 31, 1999. This increase occurred mainly in shorter-term interest-bearing deposits. Total interest-bearing deposits were $295.5 million at September 30, 2000 compared to $267.4 million at year-end 1999, an increase of $28.1 million or 10.5%. Noninterest-bearing deposits increased 15.1% or $7.7 million from the 1999 year-end level of $51.0 million.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2000 totaled $1.4 million, down $46 thousand compared to the same 1999 period. Earnings per share for the September 2000 quarter was $0.50, on a diluted basis, or $.01 lower than the $0.51 recorded for the same period last year.

Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. Net interest income for the third quarter of 2000 increased 3.8% to $4.3 million compared to $4.1 million for the third quarter of 1999. Continued growth in the Company's loan portfolio was the primary factor contributing to this increase. Total loans, net of unearned income grew $14.3 million to $280.2 million compared to December 31,1999.

Total interest expense for the quarter ended September 30, 2000, increased to $3.8 million, up $1.1 million over the same period one year earlier. This increase was due primarily to an increase in the volume of interest-bearing liabilities, principally certificates of deposit maturing in less than two years. Total interest-bearing deposits increased $28.1 million or 10.5%. Also showing increases were noninterest-bearing deposits, up 15.1% or $7.7 million over year-end 1999 levels.

For the three months ended September 30, 2000, noninterest income increased $60 thousand or 10.1% to $655 thousand compared to the same period a year earlier. The increase arose primarily from higher service charges on deposit accounts, up 8.1% or $43 thousand.

Noninterest expense of $2.7 million reported for the quarter ended September 30, 2000, was an increase of $225 thousand or 9.1% over the same period last year. Salaries and employee benefits, the largest component of noninterest expense, increased 12.1% to $1.7 million for the third quarter of 2000, primarily due to slightly higher staffing levels and higher benefit cost compared to the same 1999 period.

Net income for the nine months ended September 30, 2000 totaled $4.4 million, an increase of 13.4% over the nine months ended September 30, 1999. Earnings per share for the first nine months of the year was $1.59 on a diluted basis, or 14.4% higher than the $1.39 recorded for the same period last year.

The return on average equity and return on average assets was 16.52% and 1.55%, respectively for the nine months ended September 30, 2000.

Net interest income for the first nine months of 2000 increased $1.2 million to $12.8 million or 10.0% higher than the comparable September 30, 1999 period. Continued growth in the Company's loan portfolio in excess of deposit growth was the primary factor contributing to this increase. Total interest expense for the nine months ended September 30, 2000, increased 30.6% to $10.3 million, higher by $2.4 million compared to the same period one year earlier.

Noninterest income for the nine months ended September 30, 2000, increased 19.3% to $2.0 million compared to $1.7 million for the same period a year earlier. Noninterest expense totaled $7.8 million for the nine months ended September 30, 2000, an increase of $438 thousand or 5.9% over the previous year.

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

The allowance for loan losses totaled $3.2 million at September 30, 2000 or 1.14% of total loans, net of unearned income compared to $2.8 million or 1.04% at December 31, 1999. The provision for loan losses was $130 thousand for the third quarter of 2000 reflecting management's desire to maintain the allowance for loan losses at a sufficient level to absorb any potential future loan losses inherent in the growing loan portfolio. Net charge-offs were $15 thousand for the quarter ended September 30, 2000 or 0.02% of average loans on an annualized basis. For the nine months ended September 30, 2000, net charge-offs were $121 thousand or 0.06% of average loans on an annualized basis.

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $2.8 million at quarter-end September, 2000, lower by $1.2 million compared to year-end 1999. Nonaccrual loans totaled $483 thousand, a decrease of $1.5 million since December 31, 1999. Loans past due 90 days or more totaled $1.3 million at September 30, 2000, up $477 thousand over year-end 1999, and other real estate owned increased $80 thousand to $1.1 million. Management does not expect to incur any material losses related to nonperforming assets.

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

The Company's Tier I capital position capital was $38.6 million at September 30, 2000, or 12.67% of risk-weighted assets. Total risk-based capital was $41.8 million or 13.72% of risk-weighted assets.

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


COMMUNITY BANKSHARES INCORPORATED

/s/Nathan S. Jones, 3rd
-----------------------
Nathan S. Jones, 3rd
President and Chief Executive Officer



/s/Ray A. Fleming
-----------------
Ray A. Fleming
Senior Vice President and Chief Financial Officer


Date:  November 14, 2000