Form 10-K
period 2000-12-31
COMMUNITY BANKSHARES INC /VA/
filed 2001-04-02
CIK 742279

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                 ______________

                                    FORM 10-K
                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                           Commission File No. 0-13100
                                 ______________

                        COMMUNITY BANKSHARES INCORPORATED
             (Exact name of registrant as specified in its charter)

       Virginia                                   54-1290793
 (State of incorporation)                      (I.R.S. Employer
                                               Identification No.)


      11500 West Broad Street, P. O. Box 29569, Richmond, Virginia 23242
      ------------------------------------------------------------------
                    (Address of principal executive offices)

                                (804) 360-2222
                         (Registrant's telephone number)
                                 ______________

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class             Name of exchange on which registered
        -------------------             ------------------------------------
      Common Stock, $3.00 par value                   NASDAQ

                                 ______________

        Securities registered pursuant to Section 12(G) of the Act: None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X      No
                                               ----     -----


Indicate by a check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( ).

                                 ______________

As of March 7, 2001, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $41.5 million.

The number of shares of common stock of the Registrant outstanding as of March 7, 2001 was 2,742,337.

                      Documents Incorporated By Reference
Registrant's Proxy Statement for 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated into Part III.

                       COMMUNITY BANKSHARES INCORPORATED

Item 1. Business

GENERAL
Community Bankshares Incorporated ("Community Bankshares" or the "Company"), a Virginia corporation, was incorporated on January 24, 1984. The Company is a bank holding company headquartered in Richmond, Virginia, with assets of $396.0 million, total deposits of $352.5 million and stockholders' equity of $38.8 million at December 31, 2000. The Company is a legal entity separate and distinct from its commercial bank subsidiary, assisting said subsidiary by providing resources and management. Community Bankshares owns all of the stock of its commercial bank. At December 31, 2000, the Company and its subsidiary had approximately 150 full-time employees.

The Company is registered with and supervised by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956. Under this Act, it may only engage in the business of managing or controlling banks or furnishing services to its subsidiaries and certain other activities which, in the opinion of the Federal Reserve Board, are closely related to banking.

The Company serves the marketplace primarily through its wholly owned banking subsidiary, Commerce Bank (the "Bank"), a Virginia chartered, Federal Reserve member commercial bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law. Commerce Bank is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the "SCC"). At year-end 2000, the Bank operated thirteen branches in the cities of Richmond, Petersburg, and Colonial Heights, and the counties of Chesterfield, Henrico, Hanover and Goochland.

Effective October 1, 2000, The Community Bank changed its name to Commerce Bank ("CB"). Commerce Bank, formerly known as The Community Bank was incorporated in 1973 under the laws of the Commonwealth of Virginia and acquired by the Company on January 1, 1985.

On October 19, 2000, the Federal Reserve Bank of Richmond (the "FRB") approved the Company's application to merge Commerce Bank of Virginia ("CBOV"), acquired July 1, 1996, and County Bank of Chesterfield ("CBOC"), acquired July 1, 1997, with and into Commerce Bank. On November 9, 2000, the State Corporation Commission issued its order granting authority for the merger. CBOV and CBOC were incorporated in 1984 and 1985, respectively, under the laws of the Commonwealth of Virginia. On December 11, 2000, CBOV and CBOC were merged with and into CB.

Banking Services - Through Commerce Bank's network of banking facilities, Community Bankshares provides a wide range of commercial banking services to individuals, small to medium-sized businesses, institutions and governments, located in Virginia. The Company conducts substantially all of the business operations of a typical independent commercial bank, including the acceptance of checking and savings deposits, the making of commercial, real estate, personal, home improvement, automobile and other installment loans. The Company also offers other related services, such as traveler's checks, safe deposit boxes, depositor transfer, customer note payment, collection, notary public, escrow, drive-in and ATM facilities, and other customary banking services. Community Bankshares does not offer trust services.

LENDING ACTIVITIES
Loan Portfolios - The Company is a residential mortgage and residential construction lender and also extends commercial business and commercial real estate loans to small and medium-sized businesses within its primary service area. Consistent with its focus on providing community-based financial services, Community Bankshares does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

The primary economic risk associated with each of the categories of loans in the Company's portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions. In an effort to manage the risk, the Company's policy gives loan amount approval limits to individual loan officers based on their level of experience. The risk associated with real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations and value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial loans varies based upon the strength and activity of the local economy. The risk associated with real estate construction loans varies based upon the supply and demand for the type of real estate under construction. Most of Community Bankshares' residential real estate construction loans are for pre-sold homes.

Residential Mortgage Lending - The Company originates conventional fixed rate and adjustable rate residential mortgage loans. All fixed rate loans are short term usually three to five years or less. In addition, the Company, through its subsidiary Commerce Bank, offers both conventional and government fixed rate and adjustable rate residential mortgage loans primarily for resale in the secondary market. Commerce Bank is an approved seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association
(FNMA).

Residential Construction Lending - Because of attractive adjustable rates available, the Company makes construction loans for residential purposes. These include both construction loans to experienced builders and loans to consumers for owner-occupied residences. Construction lending entails significant additional risk as compared with residential mortgage lending. Construction loans to builders can involve larger loan balances concentrated with single borrowers or groups of related borrowers. Also, with construction loans, funds are advanced upon the security of the home under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. Residential construction loans to customers, for which a permanent loan commitment from another lender approved prior to loan closing is required, are subject to the additional risk of the permanent lender failing to provide the necessary funds at closing, either due to the borrower's inability to fulfill the terms of the commitment or due to the permanent lender's inability to meet its funding commitments. In addition to its usual credit analysis of the borrowers, the Company seeks to obtain a first lien on the property as security for its construction loans.

Commercial Real Estate Lending - The Company provides permanent mortgage financing for a variety of commercial projects. In the normal course of business, Community Bankshares will provide financing for owner occupied properties and for income producing, non-owner occupied projects, which meet all of the guidelines established by loan policy. These loans generally do not exceed 65% of current appraised or market value, whichever is lower, for unimproved land and 80% or less for improved commercial real estate. Such loans are written on terms, which provide for a maturity of one year or up to three to five years.

Construction loans for the purpose of constructing commercial projects are provided for periods of not greater than one year, at floating rates of interest and are convertible to permanent financing consistent with terms outlined in the Company's loan policy. When a construction loan agreement is entered into, particular care is taken to govern the disbursement process of the loan. Competent personnel who are independent of the Company, as well as the Bank's own loan officers conduct both initial project review and periodic inspections. Advance ratios are closely monitored and appropriate construction reserves are established.

Consumer Lending - Community Bankshares currently offers most types of consumer demand, time, and installment loans, including automobile loans.

Commercial Business Lending - As a full service community bank, Community Bankshares makes commercial loans to qualified small businesses in the Company's market area. Commercial business loans generally have a higher degree of risk than residential mortgage loans but have commensurately higher yields. To manage these risks, the Company generally secures appropriate collateral and carefully monitors the financial condition of it business borrowers and the concentration of such loans in the portfolio. Most of Community Bankshares' commercial loans are secured by real estate, which is viewed by the Company as the principal collateral securing such loans. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are either unsecured or secured by business assets, such as real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for secured commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate.

Collection Practices - Often Community Bankshares will not immediately proceed to foreclose on real estate loans that become more than 90 days past due. Instead, the Company will permit the borrower to market and sell the collateral in an orderly manner. If the borrower does not sell the collateral within a reasonable time, the Company will foreclose and sell the collateral. Community Bankshares' experience has been that losses on well-collateralized real estate loans are minimized when it works with borrowers in this manner, although its practice of working with borrowers at times results in higher balances of past due loans. The Company has also found that its loan collection practices enable it to compete with larger and less flexible institutions that are not based in the community. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets".

COMPETITION
The Company experiences keen competition for its banking services within its primary market area. Its competitors include commercial banks, investment banks, mutual savings banks, savings and loan associations, credit unions, consumer finance companies and other non-bank institutions, such as insurance companies, brokerage firms, etc., within its market area. The principal methods of competing effectively in the financial services industry include improving customer service through the quality and range of services provided, improving efficiencies and pricing services competitively.

One outgrowth of the competitive environment discussed above has been the significant consolidation within the financial services industry on a national, regional and local level. The Company continues to implement strategic initiatives focused on expanding its core businesses and to explore, on an ongoing basis, acquisition opportunities.

SUPERVISION AND REGULATION
Banks and their holding companies are extensively regulated entities. Community Bankshares is currently a holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Community Bankshares' subsidiary bank is subject to supervision and regulation by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia.

The regulatory discussion is divided into two major subject areas. First, the discussion addresses the general regulatory considerations governing bank holding companies. This focuses on the primary regulatory considerations applicable to Community Bankshares as a bank holding company. Second, the discussion addresses the general regulatory provisions governing depository institutions. This focuses on the regulatory considerations of Commerce Bank, Community Bankshares' wholly owned subsidiary.

This discussion is a summary of some of the more significant laws and regulations that comprise the regulatory framework. The descriptions of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and are qualified in their entirety by reference to applicable laws and regulations. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and its subsidiary.

BANK HOLDING COMPANIES
The Bank Holding Company Act (BHC Act) generally limits the activities of the bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity, which is considered closely related and proper and incidental to the primary activity of banking.

Formerly the BHC Act prohibited the Federal Reserve from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, unless such an acquisition was authorized by statute of the state where the bank whose shares were to be acquired was located. However, under Riegle-Neal Interstate Banking and Efficiency Act ("Riegle-Neal"), subject to certain concentration limits and other requirements, a bank holding company from any state now may acquire banks and bank holding companies located in any other state. Banks also are able to branch across state lines by acquisition, merger or de novo, provided certain conditions are met, including that applicable state law must expressly permit such interstate branching.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries that are designed to reduce potential loss exposure to the depositors of the depository institutions and to the FDIC insurance fund. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of a default of a commonly controlled insured depository or for any assistance provided by the FDIC to a commonly controlled depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Bank Insurance Fund (BIF). The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

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

RECENT LEGISLATION
On November 12, 1999, President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "GLB Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act makes significant changes in U.S. banking law, principally by repealing the restrictive provisions of the 1933 Glass-Steagall Act. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under section 4(c)(8) of the Bank Holding Company Act. The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act.

The GLB Act also contains a number of other provisions that will affect the Company's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations are expected to require more disclosure to consumers, and in some circumstances, to require consent by the consumer before information is allowed to be provided to a third party.

At this time, the Company does not expect the GLB Act to have a significant impact upon the financial condition or results of operations of it or its subsidiary.

CERTAIN REGULATORY CONSIDERATIONS
Regulatory Capital Requirements - All financial institutions are required to maintain minimum levels of regulatory capital. The federal bank regulatory agencies have established substantially similar risk based and leverage capital standards for financial institutions they regulate. These regulatory agencies also may impose capital requirements in excess of these standards on a case-by-case basis for various reasons, including financial condition or actual or anticipated growth. Under the risk based capital requirements of these regulatory agencies, Commerce Bank is required to maintain a minimum ratio of total capital to risk weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk weighted asset ratios of Commerce Bank as of December 31, 2000 were 11.78% and 12.82% respectively, exceeding the minimum required. Based upon the applicable Federal Reserve regulations, at December 31, 2000, Commerce Bank would be considered "well capitalized".

The following table summarizes the minimum regulatory and current capital ratios for Community Bankshares, on a consolidated basis, at December 31, 2000.


                                 Capital Ratios


                                              Regulatory   Community Bankshares
                                                Minimum           Current
                                              -----------  ---------------------

Risk-based capital
     Tier 1 (2)                                  4.00%             12.57%
     Total (2)                                   8.00%             13.58%
Leverage (1) (2)                                 4.00%             10.23%
Total shareholder's equity to total assets        N/A               9.79%
----------------------

(1) Leverage ratio is calculated by Tier 1 capital as a percentage of quarterly period end assets
(2) Calculated in accordance with the Federal Reserve's capital rules, with adjustments for net unrealized depreciation on securities available for sale

Limits on Dividends and Other Payments - Certain state law restrictions are imposed on distributions of dividends to shareholders of the Company. Community Bankshares shareholders are entitled to receive dividends as declared by the Company's Board of Directors. However, no such distribution may be made if, after giving effect to the distribution, it would not be able to pay its debts as they become due in the normal course of business or its total assets would be less than its total liabilities. There are similar restrictions with respect to stock repurchases and redemptions.

Commerce Bank is subject to legal limitations on capital distributions including payment of dividends, if after making such distribution, the institution would become undercapitalized (as such term is used in the statute). For all state member banks of the Federal Reserve seeking to pay dividends, the prior approval of the applicable Federal Reserve Bank is required if the total of all dividends in any calendar year will exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years. Federal law also generally prohibits a depository institution from any capital distribution (including payment of a dividend or payment of a management fee to its holding company) if the depository institution would thereafter fail to maintain capital above regulatory minimums. Federal Reserve Banks are also authorized to limit the payment of dividends by any state member bank if such payment may be deemed to constitute an unsafe or unsound practice. In addition, under Virginia law no dividend may be declared or paid that would impair a Virginia chartered bank's paid-in capital. The SCC has general authority to prohibit payment of dividends by a Virginia chartered bank if it determines that the limitation is in the public interest and is necessary to ensure the bank's financial soundness.

Most of the revenues of Community Bankshares and its ability to pay dividends to the Company's shareholders will depend on the dividends paid to it by its subsidiary bank, Commerce Bank. Based on the subsidiary banks' current financial condition, Community Bankshares expects that the above-described provisions will have no impact on its ability to obtain dividends from the Bank or on the Company's ability to pay dividends to its shareholders. At December 31, 2000, the Bank had $11.0 million of retained earnings legally available for the payment of dividends to Community Bankshares.

In addition to the regulatory provisions regarding holding companies addressed above, Commerce Bank is subject to extensive regulation as well. The following discussion addresses certain primary regulatory considerations affecting the subsidiary bank.

The Bank is regulated extensively under both federal and state laws. The Bank is organized as a Virginia chartered banking corporation and is regulated and supervised by the Bureau of Financial Institutions of the Virginia SCC. As members of the Federal Reserve System as well, the Bank is regulated and supervised by the Federal Reserve Bank of Richmond. The SCC and the Federal Reserve Bank of Richmond conduct regular examinations of the Bank, reviewing such matters as the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of its operations. In addition to these regular examinations, the Bank must furnish the SCC and the Federal Reserve with periodic reports containing a full and accurate statement of its affairs. Supervision, regulation and examination of the Bank by these agencies are intended primarily for the protection of depositors, rather than shareholders.

Insurance of Accounts, Assessments and Regulation by the FDIC - Commerce Bank is insured up to $100,000 per insured depositor (as defined by law and regulation) through the BIF, which is administered and managed by the FDIC. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by BIF insured institutions. The actual assessment to be paid by each BIF member is based on the institution's assessment risk classification and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

The FDIC is authorized to prohibit any BIF insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in the termination of any of the Bank's deposit insurance.

Other Safety and Soundness Regulations - The Federal banking agencies have broad powers under federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.

Community Reinvestment - The requirements of the Community Reinvestment Act
(CRA) affect the subsidiary bank. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process. The Bank's level of compliance with the CRA is considered by the banking regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or other facility. The subsidiary bank maintains a satisfactory rating in meeting its obligations under CRA.

Item 2.  Properties

The headquarters of Community Bankshares Incorporated are located in the headquarters office of Commerce Bank, P.O. Box 29569, Richmond, Virginia 23242. The Riverfront Tower office is located at 901 East Byrd Street in the financial district of Richmond's downtown. Branch locations in the City of Petersburg are at 200 North Sycamore Street and 2618 South Crater Road. The Colonial Heights branch office is located at 2000 Snead Avenue. Branch offices in Chesterfield County are located at 10400 Hull Street Road, Midlothian, 6435 Ironbridge Road near Chesterfield County's Courthouse complex, 13241 River's Bend Blvd, 906 Branchway Road, near Chesterfield Town Center and 4203 West Hundred Road, Chester. The Henrico County branch is located at 11500 West Broad Street in Short Pump. The Hanover branch office is located at 10035 Sliding Hill Road in Ashland. Goochland County locations are at 3018 River Road West, Goochland Courthouse and 27 Broad Street Road, Centerville. The Company's operations center is located near the Chesterfield County Airport complex.

The Company owns seven of its branch locations and has entered into operating leases for the other branch locations and its operations center. As of December 31, 2000, the Company and its subsidiary had consolidated net premises and equipment, including land, building, furnishings and equipment and leasehold improvements of $7.4 million. For additional information refer to Notes 4 and 14 of the notes to consolidated financial statements.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Market for Company's Common Stock and Related Stockholder Matters

As of December 31, 2000, Community Bankshares Incorporated had 1,350 shareholders of record of its Common Stock.

The following table sets forth, for the quarters indicated, the high and low sale prices for Community Bankshares Common Stock. The Company's common stock trades on The NASDAQ Stock Market under the symbol CBIV. The stock began trading on Nasdaq on July 1, 1997. Prior to that date the stock was traded on the OTC Bulletin Board.


--------------------------------------------------------------------------------
Stock Price and Dividend Information
                                     High            Low            Dividends
--------------------------------------------------------------------------------
2000
1st Quarter                         $ 23.250          $ 16.250         $ 0.18
2nd Quarter                           20.000            16.375           0.19
3rd Quarter                           19.750            16.500           0.20
4th Quarter                           19.875            17.500           0.20
--------------------------------------------------------------------------------
1999
1st Quarter                         $ 26.250          $ 23.000         $ 0.15
2nd Quarter                           26.000            23.250           0.15
3rd Quarter                           26.000            20.750           0.16
4th Quarter                           22.000            20.000           0.17
--------------------------------------------------------------------------------
1998
1st Quarter                         $ 30.000          $ 25.000         $ 0.12
2nd Quarter                           31.000            27.250           0.12
3rd Quarter                           28.750            24.500           0.13
4th Quarter                           28.000            23.000           0.15
--------------------------------------------------------------------------------
1997
1st Quarter                         $ 19.500          $ 17.250         $    -
2nd Quarter                           19.000            16.250           0.20
3rd Quarter                           22.250            17.750              -
4th Quarter                           28.000            21.750           0.15
--------------------------------------------------------------------------------
1996
1st Quarter                         $ 15.500          $ 12.250         $ 0.12
2nd Quarter                           17.000            14.000              -
3rd Quarter                           18.500            15.500              -
4th Quarter                           19.500            17.000              -
--------------------------------------------------------------------------------
Commerce Bank acts as the Transfer/Dividend Disbursing Agent for Community Bankshares Incorporated.

Item 6.  Selected Financial Data

The following table presents selected historical financial information of the Company for the five years ended December 31, 2000. This table should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements appearing in Item 8. of this filing.




---------------------------------------------------------------------------------------------------------------
Table 1
SELECTED HISTORICAL FINANCIAL INFORMATION
Community Bankshares Incorporated and Subsidiary

(In thousands, except share and per share data)     2000         1999         1998         1997         1996
---------------------------------------------------------------------------------------------------------------
Results of Operations
Net interest income (tax-equivalent basis)       $  17,732    $  16,326    $  14,462    $  12,832    $  11,911
Provision for loan losses                              690          559          453           52          532
Noninterest income                                   2,543        2,303        2,273        1,666        1,683
Noninterest expense                                 10,861        9,877        8,840        7,992        7,264
Net income                                           5,756        5,411        4,992        4,272        3,887
---------------------------------------------------------------------------------------------------------------
Per Share Data
Basic earnings per share                        $     2.11   $     1.98   $     1.80   $     1.54   $     1.42
Diluted earnings per share                            2.09         1.95         1.76         1.48         1.36
Cash dividends                                        0.77         0.63         0.52         0.31         0.10
Book value at period end                             14.17        12.59        12.35        11.17         9.84
---------------------------------------------------------------------------------------------------------------
Average Balance
Total assets                                    $  386,223   $  341,564   $  295,288   $  257,121   $  238,872
Total loans                                        277,611      236,719      192,778      173,384      160,030
Securities                                          67,792       72,896       62,679       55,974       55,612
Earning assets                                     360,229      319,977      276,232      239,312      223,294
Deposits                                           345,285      303,662      260,967      226,112      210,921
Stockholders' equity                                36,086       35,230       32,583       29,219       26,011
Shares outstanding, diluted                      2,750,028    2,780,130    2,836,590    2,880,499    2,862,348
---------------------------------------------------------------------------------------------------------------
Balance at Year-end
Total assets                                    $  396,039   $  358,836   $  329,912   $  270,237   $  251,011
Total loans                                        292,069      265,967      202,903      177,982      164,861
Securities                                          63,045       66,150       71,885       57,660       55,615
Earning assets                                     370,697      335,271      309,734      250,923      230,956
Deposits                                           352,531      318,427      294,002      237,529      221,909
Stockholders' equity                                38,763       34,164       34,120       31,041       27,339
Shares outstanding                               2,735,576    2,713,258    2,761,926    2,779,426    2,777,856
---------------------------------------------------------------------------------------------------------------
Key Performance Ratios
Return on average assets                              1.49%        1.58%        1.69%        1.66%        1.63%
Return on average equity                             15.95%       15.36%       15.32%       14.62%       14.94%
Dividend payout                                      36.84%       32.31%       29.55%       20.95%        7.35%
Net interest margin (tax-equivalent basis)            4.92%        5.10%        5.24%        5.36%        5.33%
Efficiency                                           53.57%       53.02%       52.82%       55.12%       53.44%
Total loans to deposits                              82.85%       83.53%       69.01%       74.93%       74.29%
Average equity to average assets                      9.34%       10.31%       11.03%       11.36%       10.89%
---------------------------------------------------------------------------------------------------------------
Asset Quality Ratios
Allowance for loan losses to period end loans         1.09%        1.04%        1.16%        1.12%        1.21%
Allowance for loan losses to nonaccrual loans         4.41X        1.37X        3.12X        2.70X        2.00X
Nonperforming assets to period end
     loans and other real estate owned                1.19%        1.42%        1.66%        2.30%        2.20%
Net chargeoffs to average loans                       0.10%        0.06%        0.05%        0.04%        0.24%
---------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Community Bankshares Incorporated. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. Certain previously reported amounts have been reclassified to conform to current presentations.

Earnings Overview - Community Bankshares Incorporated reported net income for the year 2000 of $5.8 million, or $2.09 per diluted share, compared with net income of $5.4 million or $1.95 per diluted share in 1999.

Net interest income, on a taxable equivalent basis, was $17.7 million, an increase of 8.6% from $16.3 million in 1999, driven primarily by the 17.3% increase in average loans for the year 2000. Noninterest income grew by 10.4% to $2.5 million for 2000, compared to $2.3 million for 1999. Noninterest expense increased 10.0% to $10.9 million compared to $9.9 million in 1999.

Earning assets averaged $360.2 million, compared to $320.0 million in 1999, an increase of 12.6%. Total loans increased by $40.9 million to $277.6 million on average. Commercial loan categories accounted for the majority of the loan growth. Securities declined 7.0% to an average of $67.8 million in 2000. Federal funds sold increased $4.6 million on average to $14.8 million for 2000.

Interest-bearing liabilities averaged $291.0 million, up $41.3 million or 16.6% from 1999. Time and large denomination deposits accounted for $37.2 million of the growth in total interest-bearing liabilities.

Stockholders' equity grew 2.4% to an average of $36.1 million in 2000 from $35.2 million in 1999. The return on average equity increased 59 basis points to 15.95% for 2000. The book value per share was $14.17 at December 31, 2000, compared to $12.59 at year-end 1999, representing an increase of 12.5%.

Net Interest Income - Net interest income, the primary source of the Company's earnings, is the amount by which interest and fee income earned on earning assets exceeds interest paid on interest-bearing liabilities. Earning assets are comprised of loans, securities and federal funds sold. Interest-bearing liabilities consist of deposits and federal funds purchased. The volume and the general level of interest rates among earning assets and interest-bearing liabilities effect net interest income.

Net interest income, on a taxable equivalent basis, was $17.7 million, an increase of 8.6% from $16.3 million in 1999. The net interest margin was 4.92% for 2000, down 18 basis points from 5.10% in 1999. The growth in net interest income was primarily driven by the growth in the loan portfolio. Loan volume accounted for approximately $3.9 million of the improvement in interest on interest-earning assets of $5.1 million. Interest on interest-bearing liabilities grew by $3.7 million, largely due to the Company's highly successful certificate of deposit program offered during 2000. While the net interest margin was positively affected by the $40.3 million growth in average earning assets, the $41.3 million expansion of interest-bearing liabilities resulted in the decline in the net interest margin for the year 2000 as compared to 1999. The average rate paid on interest-bearing liabilities rose 65 basis points to 4.92% for 2000, while the yield on interest-earning assets increased 47 basis points to 8.90%.

In 2000, total loans grew $40.9 million, or 17.3% to an average of $277.6 million. Total real estate loans, which include commercial real estate loans, accounted for the majority of the increase as these categories represent almost 75% of the loan portfolio. Federal funds sold averaged $14.8 million, up $4.6 million over the 1999 average.

Total average deposits increased $41.6 million for the year 2000 to $345.3 million, an increase of 13.7% over the prior year. Money market and NOW accounts increased 5.3%, averaging $78.8 million. Time deposits averaged $119.4 million, up $17.7 million or 17.5% over the 1999 average. The largest volume growth occurred in large denomination deposits, which averaged $43.0 million, representing an increase over 1999's average of $19.5 million.

The following table sets forth the Company's average interest-earning assets on a tax equivalent basis. Interest earned on certain tax-exempt securities has been increased by an amount equivalent to the taxes that would have been paid on taxable assets at the federal statutory rate.



------------------------------------------------------------------------------------------------------------------------------------
Table 2
Average Balances and Interest Rates (Taxable Equivalent Basis)

(In thousands) Year ended December 31,               2000                             1999                             1998
------------------------------------------------------------------------------------------------------------------------------------
                                         Average               Yield/     Average               Yield/     Average            Yield/
                                       Balance (4) Interest     Rate    Balance (4) Interest     Rate    Balance (4) Interest  Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
     Securities                       $  67,792   $ 4,420      6.52%     $  72,896   $ 4,664     6.40%    $ 62,679  $  4,116   6.57%
     Federal funds sold                  14,826       944      6.37%        10,240       515     5.03%      20,282     1,055   5.20%
     Loans (3)                          277,611    26,693      9.62%       236,719    21,800     9.21%     192,778    18,921   9.81%
     Interest-bearing deposits in
          other banks                         -         -         -            122         7     5.74%         493        27   5.48%
------------------------------------------------------------------------------------------------------------------------------------
         Total interest-earning assets  360,229    32,057      8.90%       319,977    26,986     8.43%     276,232    24,119   8.73%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets:
     Cash and due from banks             15,667                             14,201                          11,791
     Premises and equipment               5,643                              4,706                           4,816
     Other assets                         7,698                              5,169                           4,576
     Allowance for loan losses           (3,014)                            (2,489)                         (2,127)
------------------------------------------------------------------------------------------------------------------------------------
         Total assets                 $ 386,223                          $ 341,564                        $295,288
====================================================================================================================================
Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
     Money market and  NOW accounts   $  78,831   $ 2,910      3.69%     $  74,884   $ 2,245     3.00%    $ 61,348  $  1,812   2.95%
     Savings deposits                    48,230     1,781      3.69%        48,834     1,735     3.55%      42,846     1,608   3.75%
     Time deposits                      119,369     6,778      5.68%       101,633     5,327     5.24%      93,064     5,150   5.53%
     Large denomination deposits         43,024     2,774      6.45%        23,520     1,312     5.58%      17,867     1,087   6.08%
     Federal funds purchased              1,592        82      5.15%           835        41     4.91%           -         -       -
------------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing
           liabilities                  291,046    14,325      4.92%       249,706    10,660     4.27%     215,125     9,657   4.49%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
     Demand deposits                     55,831                             54,791                          45,842
     Other liabilities                    3,260                              1,837                           1,738
------------------------------------------------------------------------------------------------------------------------------------
                                        350,137                            306,334                         262,705
Stockholders' Equity                     36,086                             35,230                          32,583
------------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and
          stockholders' equity        $ 386,223                          $ 341,564                        $295,288
------------------------------------------------------------------------------------------------------------------------------------
Net interest earnings                             $  17,732                          $16,326                        $ 14,462
====================================================================================================================================
Net interest spread (1)                                        3.98%                             4.16%                         4.24%
Net interest margin (2)                                        4.92%                             5.10%                         5.24%
Taxable equivalent adjustment                     $     341                          $   375                        $    297
------------------------------------------------------------------------------------------------------------------------------------


(1) Net interest spread is the difference between the average interest rate received on earning assets and the average interest rate paid for interest-bearing liabilities.
(2) Net interest margin is calculated by dividing taxable equivalent net interest earnings by total average earning assets.
(3) Average loan balances include non-accrual loans.
(4) Average balances are computed on monthly balances and management believes such balances are representative of the operations of the Bank.

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



------------------------------------------------------------------------------------------------------------------------------------
TABLE 3
Analysis of Changes In The Components of Net Interest Earnings (Taxable Equivalent Basis)

                                             2000 Compared To 1999            1999 Compared To 1998          1998 Compared To 1997
                                           Increase (Decrease) Due To       Increase (Decrease) Due To    Increase (Decrease) Due To
(In thousands)                            Volume       Rate       Total     Volume      Rate      Total    Volume     Rate     Total
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Investment securities                      $ (331)   $   87     $ (244)   $  657     $  (109)     $  548    $  441   $ (97)  $  344
Federal funds sold                            269       160        429      (507)        (33)       (540)      582      (6)     576
Interest-bearing deposits in other banks       (4)       (3)        (7)      (21)          1         (20)      (20)     (2)     (22)
Loans                                       3,898       995      4,893     4,094      (1,215)      2,879     1,914    (175)   1,739
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets          3,832     1,239      5,071     4,223      (1,356)      2,867     2,917    (280)   2,637
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Savings and time deposits                   1,868     1,756      3,624     1,454        (492)        962     1,489    (476)   1,013
Federal funds purchased                        39         2         41        41           -          41        (3)     (3)      (6)
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities     1,907     1,758      3,665     1,495        (492)      1,003     1,486    (479)   1,007
------------------------------------------------------------------------------------------------------------------------------------
Net interest earnings                      $1,925    $ (519)    $1,406    $2,728      $ (864)     $1,864    $1,431   $ 199   $1,630
------------------------------------------------------------------------------------------------------------------------------------



Interest Sensitivity - An important element of both earnings performance and the maintenance of sufficient liquidity is interest sensitivity management.
Interest sensitivity management is the process of developing objectives, goals and strategies to manage the Company's assets and liabilities. Its purpose is to maintain a managed balance in interest sensitive assets and liabilities, those which either mature within a certain time period or where the related interest rate can be adjusted or repriced within a specified time period prior to maturity. The objective of interest sensitivity management is to provide flexibility in controlling the response of both rate sensitive assets and liabilities to wide and frequent fluctuations in market rates of interest so that the effect of such swings on net interest income is minimized. The most important part of this objective is to maximize earnings while keeping risks within defined limits. To reduce the impact of changing interest rates as much as possible, the Company attempts to keep a large portion of its interest-sensitive assets and liabilities in generally shorter maturities, usually one year or less. This allows the Company the opportunity to adjust interest rates as loan and deposit market conditions change.

The interest sensitivity position is indicated by the volume of rate sensitive assets less the volume of rate sensitive liabilities. This difference is generally referred to as the interest sensitivity gap. The nature of the gap indicates how future interest rate changes may affect net interest income. Depending on the perception as to whether interest rates will rise or fall, the objective is to maintain the gap within a designated range. A negative gap, for example, should generally have a favorable impact on net interest income when interest rates are declining, as more liabilities than assets would be repriced at lower interest rates. The table below presents the Company's Interest Rate Sensitivity Analysis as of December 31, 2000:



------------------------------------------------------------------------------------------------------------------------------
Table 4
Interest Sensitivity Analysis


                                                      Within          4-12           1-5           Over
(In thousands) December 31, 2000                     3 Months        Months         Years        5 Years         Total
-------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
     Federal funds sold                              $  15,583     $        -     $       -       $      -     $  15,583
     Investment securities                               2,273          2,883        28,658         29,231        63,045
     Loans                                              86,085         35,161       110,597         60,226       292,069
-------------------------------------------------------------------------------------------------------------------------
            Total interest-earning assets            $ 103,941     $   38,044     $ 139,255       $ 89,457     $ 370,697
-------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
     Deposits:
         Demand                                      $  52,131     $        -           $ -       $      -     $  52,131
         Savings                                        74,429              -             -              -        74,429
         Time deposits,  $100,000 and over              11,268         28,745         7,911              -        47,924
         Other time deposits                            23,317         72,637        26,224              -       122,178
-------------------------------------------------------------------------------------------------------------------------
            Total interest-bearing liabilities       $ 161,145     $  101,382     $  34,135       $      -     $ 296,662
-------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                             $ (57,204)    $  (63,338)    $ 105,120       $ 89,457     $  74,035
-------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap                  $ (57,204)    $ (120,542)    $ (15,422)      $ 74,035
-------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap as a
     percentage of interest-earning assets              -15.43%        -32.52%        -4.16%         19.97%
-------------------------------------------------------------------------------------------------------------------------


At December 31, 2000, the Company had $57.2 million more in liabilities than assets subject to repricing within three months or less reflecting a liability-sensitive position. The cumulative gap at the end of one year was a negative $120.5 million. The one-year negative gap position reflects a deposit portfolio that is weighted predominantly in shorter maturities. Approximately $262.5 million, or 88.5% of the total deposits, mature or reprice within one year or less.

Noninterest Income - Noninterest income was $2.5 million for 2000, representing an increase of $240 thousand, or 10.4% compared to $2.3 million for 1999. The increase was due primarily to increased service charges on deposit accounts, up $130 thousand and gain on the sale of other real estate owned, up $128 thousand.

Noninterest Expense - Noninterest expense was $10.9 million for 2000, an increase of $984 thousand over the $9.9 million recorded in 1999. Higher salary and benefit costs of $689 thousand accounted for most of the increase. Higher year-to-year staffing levels, merit increases and employee benefit costs contributed to this increase. Occupancy and equipment expense also increased, rising $246 thousand over the $1.3 million recorded in 1999. Contributing to this increase were costs associated with opening the Company's new operations center, including increased depreciation expense on new data processing equipment and software. Included in noninterest expense are approximately $170 thousand in nonrecurring expenses associated with the merger of the Company's three former bank subsidiaries into Commerce Bank and the systems conversion, both of which were completed during the fourth quarter of 2000.

Loan Portfolio - The Company's loan portfolio is comprised of commercial, real estate construction, real estate mortgage, home equity, consumer, credit card, participation loans with other financial institutions, and other miscellaneous types of credit facilities. The primary markets in which the Company makes loans are generally in areas contiguous to its branch locations in the Cities of Richmond, Petersburg and Colonial Heights, and the Counties of Chesterfield, Henrico, Goochland and Hanover. This philosophy is consistent with Community Bankshares' focus on providing community-based financial services through its network of banking facilities.



---------------------------------------------------------------------------------------------------------------
Table 5
Loan Portfolio

(In thousands) December 31,                   2000           1999          1998           1997          1996
---------------------------------------------------------------------------------------------------------------
Commercial                                 $  38,468      $  56,627     $  45,733      $  36,294     $  32,679
Real estate construction                      47,678         42,237        17,100         13,926        11,097
Real estate mortgage:
     Residential (1-4 family)                 45,034         49,396        46,944         47,530        47,205
     Multifamily                                 661          4,737         2,741          2,834         3,667
     Nonfarm, nonresidential                 122,657         85,052        63,272         55,530        51,721
---------------------------------------------------------------------------------------------------------------
         Total real estate mortgage          168,352        139,185       112,957        105,894       102,593
---------------------------------------------------------------------------------------------------------------
         Total real estate                   216,030        181,422       130,057        119,820       113,690
---------------------------------------------------------------------------------------------------------------
Consumer installment                          35,287         19,762        20,047         16,356        14,906
Credit card                                    1,830          1,437         1,189          1,006           830
Other loans                                      550          6,871         6,205          5,127         3,688
---------------------------------------------------------------------------------------------------------------
         Gross loans                         292,165        266,119       203,231        178,603       165,793
---------------------------------------------------------------------------------------------------------------
Unearned income                                  (96)          (152)         (328)          (621)         (932)
---------------------------------------------------------------------------------------------------------------
         Total loans                       $ 292,069      $ 265,967     $ 202,903      $ 177,982     $ 164,861
---------------------------------------------------------------------------------------------------------------




------------------------------------------------------------------------------------------
Table 6
Loan Maturity Schedule
                                                           Maturing
                                   -------------------------------------------------------
                                                   After One
                                      Within      But Within       After
(In thousands) December 31, 2000     One Year     Five Years     Five Years       Total
------------------------------------------------------------------------------------------
Commercial                           $  29,237     $   9,066       $    165     $  38,468
Real estate                             84,643        73,980         57,407       216,030
Installment                              5,245        27,292          2,654        35,191
Credit card                              1,830             -              -         1,830
Other                                      291           259              -           550
------------------------------------------------------------------------------------------
     Total loans                     $ 121,246     $ 110,597       $ 60,226     $ 292,069
------------------------------------------------------------------------------------------

Loans maturing after one year with:
     Fixed interest rates                          $  98,171       $ 17,389
     Variable interest rates                          12,426         42,837
------------------------------------------------------------------------------------------
         Total                                     $ 110,597       $ 60,226
------------------------------------------------------------------------------------------

Average total loans grew $40.9 million, or 17.3% to $277.6 million, as loan demand remained strong in 2000. Period end total loans stood at $292.1 million, up $26.1 million over year-end 1999. Commercial real estate and residential real estate continue to be the largest components of the loan portfolio, with loans secured by real estate comprising 74.0% of total loans at December 31, 2000. Loans secured by real estate represented 68.2% and 64.1% of total loans at December 31, 1999 and 1998, respectively. Commercial loans and consumer installment comprised 13.2% and 12.0%, respectively, of total loans at year-end.

At December 31, 2000, unused loan commitments totaled $51.8 million, up from $44.1 million at December 31, 1999. Fixed rate commitments were $15.7 million and $10.5 million as of December 31, 2000 and 1999, respectively. The average rate charged on these fixed rate commitments ranged from 8.5% to 10.0%.

Analysis of the Allowance for Loan Losses - The allowance for loan losses represents the amount available for credit losses inherent in the Company's loan portfolio. The Company performs periodic systematic reviews of its portfolio to identify these inherent losses, and to assess the overall probability of collection of the portfolio. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the allowance for loan losses. In addition, the Company also evaluates the prevailing economic and business conditions affecting individual borrowers, changes in the size and characteristics of the loan portfolio and other pertinent factors. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance, and the size of the allowance.

The Company is committed to the early recognition of problem loans and to a conservative allowance. The Company believes the current allowance is adequate to cover inherent losses in the loan portfolio. However, the allowance may be increased or decreased in the future based upon management's assessment of the factors outlined above. The allowance for loan losses was $3.2 million at December 31, 2000 and $2.8 million at December 31, 1999. The allowance as a percentage of period end loans was 1.09% at year-end 2000 and 1.04% at year-end 1999.

The provision for loan losses for the year ended December 31, 2000 was $690 thousand, an increase of $131thousand over the previous year. During 2000, the Company experienced loan growth of $26.1 million, or almost 10%, while the allowance for loan losses increased almost 15%. After reviewing the growth in the loan portfolio, changes in the components of nonperforming loans, and general economic trends, management felt the current year increase in the provision for loan losses was appropriate. The increase in the provision raised the allowance to a level considered adequate to cover potential losses. The Company had charge-offs, net of recoveries, of $287 thousand during 2000, compared to net charge-offs of $131 thousand during 1999. Net charge-offs on commercial loans, the largest component of the Company's loan portfolio, accounted for approximately half of the net charge-offs for 2000. Management does not anticipate any abnormal changes in the delinquency rates or charge-offs and recoveries in connection with its normal lending activities.

The multiple of the allowance for loan losses to nonaccrual loans was 4.41X at December 31, 2000, 1.37X at December 31, 1999 and 3.12X at December 31, 1998. Management continually evaluates nonaccrual loans relative to their collateral value and makes appropriate reductions in the carrying value of those loans based on that review.

The allowance for loan losses related to loans identified as impaired is primarily based on the excess of the loan's current outstanding principal balance over the estimated fair market value of the related collateral. For a loan that is not collateral-dependent, the allowance is recorded at the amount by which the outstanding principal balance exceeds the current best estimate of the future cash flows on the loan discounted at the loan's effective interest rate. At December 31, 2000 and 1999, the Company had loans totaling approximately $4.4 million and $2.6 million, respectively, for which impairment had been recognized. The average balance of the impaired loans totaled approximately $3.9 million and $2.0 million for the years ended December 31, 2000 and 1999, respectively. The allowance for loan losses related to these loans totaled approximately $1.1 million and $671 thousand at December 31, 2000 and 1999, respectively.

The following table summarizes changes in the allowance for loan losses:



----------------------------------------------------------------------------------------------------------------------------------
Table 7
Selected Loan Loss Data

(In thousands) Year ended December 31,                             2000          1999           1998          1997          1996
----------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                   $   2,773     $   2,345      $   1,991     $   2,000     $   1,850
Provision charged to expense                                         690           559            453            52           532
----------------------------------------------------------------------------------------------------------------------------------
                                                                   3,463         2,904          2,444         2,052         2,382
Loans charged off:
     Commercial                                                      194            44             25           126           290
     Real estate                                                      18            44            180            58           303
     Installment                                                      83            78             24            79            72
     Credit card                                                      42            14              3            31            24
----------------------------------------------------------------------------------------------------------------------------------
         Total charge-offs                                           337           180            232           294           689
----------------------------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
     Commercial                                                       38            19             66            64           200
     Real estate                                                       4            14             52           154            79
     Installment                                                       8            15             11            14            23
     Credit card                                                       -             1              4             1             5
----------------------------------------------------------------------------------------------------------------------------------
         Total recoveries                                             50            49            133           233           307
----------------------------------------------------------------------------------------------------------------------------------
         Net charge-offs                                             287           131             99            61           382
----------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                         $   3,176     $   2,773      $   2,345     $   1,991     $   2,000
----------------------------------------------------------------------------------------------------------------------------------

Average loans                                                  $ 277,611     $ 236,719      $ 192,778     $ 173,384     $ 160,030
Loans at year-end                                              $ 292,069     $ 265,967      $ 202,903     $ 177,982     $ 164,861

Ratio of net charge-offs to average loans                          0.10%         0.06%          0.05%         0.04%         0.24%
Ratio of provision for loan losses to average loans                0.25%         0.24%          0.23%         0.03%         0.33%
Ratio of provision for loan losses to net charge-offs               240%          427%           458%           85%          139%
Ratio of allowance for loan losses to loans at year-end            1.09%         1.04%          1.16%         1.12%         1.21%

A breakdown of the allowance for loan losses is provided in the following table; however, the Company has not historically maintained such a breakdown and management does not believe that the allowance can be fragmented by category with any precision that would be useful to investors. The entire amount of the allowance is available to absorb losses occurring in any category. The allowance is allocated below based on the relative percentage in each category to total loans.



------------------------------------------------------------------------------------------------------------------------------------
Table 8
Composition of Allowance for Loan Losses



(In thousands)
December 31,          2000                  1999                    1998                     1997                   1996
------------------------------------------------------------------------------------------------------------------------------------
                        Ratio of                Ratio of                Ratio of                 Ratio of                Ratio of
                        Loans to                Loans to                Loans to                 Loans to                Loans to
                        Total Loans             Total Loans             Total Loans              Total Loans             Total Loans
             Allowance  Outstanding  Allowance  Outstanding  Allowance  Outstanding   Allowance  Outstanding   Allowance Outstanding
------------------------------------------------------------------------------------------------------------------------------------
Commercial    $   419      13.2%    $   591        21.3%     $   528        22.5%     $   406        20.4%     $   396        19.8%
------------------------------------------------------------------------------------------------------------------------------------
Real estate     2,350      74.0%      1,891        68.2%       1,503        64.1%       1,340        67.3%       1,380        69.0%
------------------------------------------------------------------------------------------------------------------------------------
Installment       381      12.0%        205         7.4%         227         9.7%         175         8.8%         170         8.5%
------------------------------------------------------------------------------------------------------------------------------------
Credit card        20       0.6%         14         0.5%          14         0.6%          12         0.6%          10         0.5%
------------------------------------------------------------------------------------------------------------------------------------
Other               6       0.2%         72         2.6%          73         3.1%          58         2.9%          44         2.2%
------------------------------------------------------------------------------------------------------------------------------------
     Total    $ 3,176     100.0%    $ 2,773       100.0%     $ 2,345       100.0%     $ 1,991       100.0%     $ 2,000       100.0%
------------------------------------------------------------------------------------------------------------------------------------



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

Nonperforming Assets - Total nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned were $3.5 million at December 31, 2000, a decrease of $307 thousand from one year earlier. Total nonperforming assets were $3.8 million at December 31, 1999, an increase of $407 thousand over December 31, 1998.



-------------------------------------------------------------------------------------------------------------------
Table 9
Nonperforming Assets
(In thousands) December 31,                             2000         1999         1998          1997         1996
-------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                      $   721      $ 2,026       $   752      $   737      $   996
Loans contractually past due 90 days or more
     and still accruing                                 1,725          801         1,649        2,176        1,324
-------------------------------------------------------------------------------------------------------------------
         Total nonperforming loans                      2,446        2,827         2,401        2,913        2,320
-------------------------------------------------------------------------------------------------------------------
Other real estate owned                                 1,046          972           991        1,213        1,330
-------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                       $ 3,492      $ 3,799       $ 3,392      $ 4,126      $ 3,650
-------------------------------------------------------------------------------------------------------------------

Ratio of nonperforming assets to period end loans
-------------------------------------------------------------------------------------------------------------------
     and other real estate owned                         1.19%        1.42%         1.66%        2.30%        2.20%
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Foregone interest income on nonaccrual loans          $   165      $   127       $    95      $    65      $    50
-------------------------------------------------------------------------------------------------------------------
Interest income recorded on nonaccrual
-------------------------------------------------------------------------------------------------------------------
     loans during the year                            $    58      $    29       $    17      $    16      $     4
-------------------------------------------------------------------------------------------------------------------


The following table summarizes nonperforming loans, by loan type on December 31, 2000:



                                                                                                           Number
                                                                                                             of       Principal
(In thousands)                                                                                             Loans       Balance
--------------------------------------------------------------------------------------------------------------------------------
Residential mortgage                                                                                            18        $ 923
Installment loans                                                                                               16          112
Commercial loans                                                                                                16        1,327
Credit cards                                                                                                    10           84
--------------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                                                                  60      $ 2,446
--------------------------------------------------------------------------------------------------------------------------------


Loans, including impaired loans, are generally placed in nonaccrual status when loans are delinquent in principal and interest payments greater than 90 days and the loan is not well secured and in process of collection. Accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. As shown in the above table, the Company has loans that are contractually past due greater than 90 days that are not in nonaccrual status, however, those loans are still accruing because they are well secured and in the process of collection. A loan is well secured if collateralized by liens on real or personal property, including securities that have a realizable value sufficient to discharge the debt in full or by the guarantee of a financially responsible party. As of December 31, 2000, total nonperforming loans had decreased by $381 thousand to $2.5 million from $2.8 million a year earlier.

If foreclosure of property is necessary, the property is generally sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company's real estate owned account until it is sold.

Investment Securities - The investment securities portfolio is managed to optimize yield on excess funds while providing liquidity and diversification in the overall asset management of the Company. At December 31, 2000, the Company had $57.7 million in securities available for sale, compared to $59.7 million at year-end 1999. The portfolio yield increased from 6.27% in 1999 to 6.37% in 2000. Asset-backed securities represented approximately 33% of the portfolio as of December 31,2000.

The amortized cost of securities available for sale, at year-end 2000, exceeded the fair value of the portfolio by $1.1 million, resulting in an after-tax reduction of stockholders' equity of $746 thousand. This represents a sizable improvement over year-end 1999, when the portfolio had an unrealized loss of $3.3 million, resulting in an after-tax reduction of stockholders' equity of $2.2 million.

The remainder of the securities portfolio is comprised of securities classified as "held to maturity." These securities are carried at cost, adjusted for amortization of premium and accretion of discount. As of December 31, 2000, these securities totaled $5.4 million, which approximated fair value at year-end. The yield on held to maturity securities improved 19 basis points over 1999 to 6.63%.

The following tables show the amortized cost, fair market value, maturity distribution, and yield of the investment portfolio as of December 31,2000 and 1999:



----------------------------------------------------------------------------------------------------------------------------------
Table 10
Securities Portfolio
                                                                                  Held to Maturity         Available for Sale
                                                                              ----------------------------------------------------
                                                                                               Fair                      Fair
(In thousands)                                                                    Cost        Value         Cost        Value
----------------------------------------------------------------------------------------------------------------------------------
December 31, 2000:
     U.S. Treasury and agency securities                                         $   500    $   459       $ 16,341     $ 15,941
     Mortgage-backed securities, guaranteed or
         issued by GNMA, FNMA or FHLMC                                             4,432      4,461         19,332       19,162
     Securities issued by states and political subdivisions                          413        431         13,955       13,907
     Other securities                                                                 -           -          9,204        8,690
----------------------------------------------------------------------------------------------------------------------------------
          Total                                                                  $ 5,345    $ 5,351       $ 58,832     $ 57,700
----------------------------------------------------------------------------------------------------------------------------------

December 31, 1999:
     U.S. Treasury and agency securities                                         $   500    $   452       $ 13,330     $ 12,308
     Mortgage-backed securities, guaranteed or
         issued by GNMA, FNMA or FHLMC                                             5,422      5,353         25,941       24,885
     Securities issued by states and political subdivisions                          513        507         14,625       14,192
     Other securities                                                                  -          -          9,083        8,330
----------------------------------------------------------------------------------------------------------------------------------
          Total                                                                  $ 6,435    $ 6,312       $ 62,979     $ 59,715
----------------------------------------------------------------------------------------------------------------------------------

December 31, 1998:
     U.S. Treasury and agency securities                                         $   900    $   841       $ 15,152     $ 15,113
     Mortgage-backed securities, guaranteed or
         issued by GNMA, FNMA or FHLMC                                             8,066      8,103         24,835       24,809
     Securities issued by states and political subdivisions                          612        645         14,204       14,453
     Other securities                                                                100        101          7,865        7,832
----------------------------------------------------------------------------------------------------------------------------------
          Total                                                                  $ 9,678    $ 9,690       $ 62,056     $ 62,207
----------------------------------------------------------------------------------------------------------------------------------



The maturity distribution, book value, fair value, and yield of the total investment securities portfolio at December 31, 2000 and 1999 are presented below:

                                                                Held to Maturity                     Available for Sale
                                                   ----------------------------------------------------------------------------
                                                         Book         Fair                      Book         Fair
(In thousands)                                          Value         Value      Yield          Value        Value      Yield
-------------------------------------------------------------------------------------------------------------------------------
December 31, 2000:
     Due within one year                                $    20       $    21    7.75%         $  5,248     $  5,136    6.07%
     After one through five years                         5,083         5,072    6.55%           23,656       23,575    6.19%
     After five through ten years                           242           258    8.07%           22,080       21,574    6.41%
     After ten years                                          -             -       -             7,848        7,415    7.00%
-------------------------------------------------------------------------------------------------------------------------------
         Total                                          $ 5,345       $ 5,351    6.63%         $ 58,832     $ 57,700    6.37%
-------------------------------------------------------------------------------------------------------------------------------

December 31, 1999:
     Due within one year                                    $ 9           $ 9    9.31%         $  4,840     $  4,577    5.52%
     After one through five years                           713           667    6.30%           20,979       20,279    5.91%
     After five through ten years                         2,205         2,165    5.47%           26,892       25,498    6.43%
     After ten years                                      3,508         3,471    7.07%           10,268        9,361    6.91%
-------------------------------------------------------------------------------------------------------------------------------
         Total                                          $ 6,435       $ 6,312    6.44%         $ 62,979     $ 59,715    6.27%
-------------------------------------------------------------------------------------------------------------------------------

Deposits - Total deposits were $352.5 million at December 31, 2000, up $34.1 million or 10.7% from year-end 1999. The growth in deposits was led by a 10.9% increase in interest-bearing deposits, which grew from $267.4 million at December 31, 1999 to $296.7 million at December 31, 2000. Noninterest-bearing deposits rose 9.5% to $55.9 million from $51.0 million a year earlier.


-----------------------------------------------------------------------------
Table  11
Deposits
(In thousands) December 31,                 2000        1999          1998
-----------------------------------------------------------------------------
Noninterest-bearing demand deposits       $ 55,869    $ 51,463      $ 54,592
-----------------------------------------------------------------------------
Interest-bearing liabilities:
     Money market and  NOW accounts         52,131      50,266        46,554
     Savings deposits                       74,429      77,688        71,852
     Time deposits                         122,178     102,419        96,025
     Large denomination deposits            47,924      36,592        24,980
-----------------------------------------------------------------------------
         Total interest-bearing accounts   296,662     266,965       239,411
-----------------------------------------------------------------------------
         Total deposits                  $ 352,531   $ 318,428     $ 294,003
-----------------------------------------------------------------------------


----------------------------------------------------------------
Table  12
Certificates of Deposit $100,000 and Over
(In thousands) December 31,                              2000
----------------------------------------------------------------
Time remaining to maturity:
     Less than three months                            $ 11,268
     Three through six months                            15,462
     Six through twelve months                           13,283
     More than twelve months                              7,911
----------------------------------------------------------------
         Total                                         $ 47,924
----------------------------------------------------------------


Capital Resources - The Company's capital serves to support asset growth and provide protection against loss to depositors and creditors. Community Bankshares strives to maintain an optimum level of capital, commensurate with its risk profile, on which an attractive return to stockholders can be realized over both the near and long term, while serving depositors', creditors' and regulatory needs.

Common stock and capital surplus represents the stockholders' investment in the Company and is a key source of capital. The largest component of capital for the Company is earnings retained after payment of dividends to stockholders. Total stockholders' equity was $38.8 million at December 31, 2000, an increase of $4.6 million or 13.5% compared with $34.2 million for the same period in 1999. Retained earnings for the year 2000 grew by $3.7 million or 14.9% over the prior year.

The FDIC has adopted capital guidelines to supplement the existing definitions of capital for regulatory purposes and to establish minimum capital standards. Specifically, the guidelines categorize assets and off-balance sheet items into four risk-weighted categories. The minimum ratio of qualifying total capital to risk-weighted assets is 8.0% of which at least 4.0% must be Tier 1 capital, composed of common equity, retained earnings and a limited amount of perpetual preferred stock, less certain goodwill items. The Company had a ratio of total capital to risk-weighted assets of 13.58% at December 31, 2000 and a ratio of Tier 1 capital to risk-weighted assets of 12.57%. Both of these ratios well exceed the capital requirements adopted by the federal regulatory agencies.

-----------------------------------------------------------------------------
Table 13
Analysis of Capital

(In thousands) December 31,              2000          1999           1998
-----------------------------------------------------------------------------
Tier 1 Capital:
     Common stock                     $   8,207     $   8,140      $   8,286
     Surplus                              3,901         3,894          4,915
     Retained earnings                   28,164        24,513         20,820
     Unearned ESOP shares                  (763)         (229)             -
-----------------------------------------------------------------------------
         Total Tier 1 Capital            39,509        36,318         34,021
-----------------------------------------------------------------------------
Tier 2 Capital:
     Allowance for loan losses            3,176         2,773          2,345
-----------------------------------------------------------------------------
         Total Tier 2 Capital             3,176         2,773          2,345
-----------------------------------------------------------------------------
         Total risk-based capital     $  42,685     $  39,091      $  36,366
-----------------------------------------------------------------------------
Risk-weighted assets                  $ 314,411     $ 282,158      $ 240,036
Total average assets                  $ 386,223     $ 341,564      $ 295,288

Risk-based capital ratios:
     Tier 1 capital                      12.57%        12.87%         14.17%
     Total capital                       13.58%        13.85%         15.15%
     Tier 1 capital to average assets    10.23%        10.63%         11.52%



Liquidity - Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investment in U.S. Treasury securities, principal pay-downs on asset-backed securities and loans maturing within one year. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, primarily certificates of deposit and federal funds purchased, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

For the year ended December 31, 2000, the Company provided cash or liquidity from operations in the amount of $6.6 million. This increase in funds in addition to a $34.1 million increase in deposits has given the Company almost $41 million in funds available for investment during 2000. In determining investment strategies management considers objectives for the composition of the loan and investment portfolio, such as type, maturity distribution, and fixed or variable interest rate characteristics of investment opportunities.
Management's use of funds was primarily directed to the funding of the $26.6 million increase in loans.

Effect of Inflation and Changing Prices - The consolidated financial statements and related data presented have been prepared in accordance with generally accepted accounting principles, which require the measurement of the financial position and operating results of the Company in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Virtually all of the assets of Community Bankshares are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as prices of goods and services.

EARNINGS AND BALANCE SHEET ANALYSIS

1999 Compared to 1998 - On a tax-equivalent basis, net interest income for 1999 was $16.3 million, an increase of 12.9% from 1998. This growth resulted primarily from higher levels of average earning assets. Lower yields on interest-earning assets during 1999, however, resulted in the Company's net interest margin declining 14 basis points from 5.24% for 1998 to 5.10% for 1999. Average interest-earning assets for 1999 increased $43.8 million, or 15.8%. This growth produced approximately $2.9 million additional income, an increase of 11.9% from 1998. Average interest-bearing liabilities increased $34.6 million, or 16.1%, from 1998 and interest expense increased $1.0 million, or 10.4%, over 1998. The rate paid on interest-bearing liabilities decreased 22 basis points during 1999; however, the benefit of lower funding costs were offset by a decrease in the yield on interest-earning assets of 30 basis points.

The Company's investment portfolio increased by $10.2 million on average to $72.9 million for 1999.

In 1999, total loans grew $43.9 million, or 22.8%, to an average of $236.7 million. Total loans reached $266.0 million at December 31, 1999, an increase of $63.1 million, or 31.1%, from year-end 1998. Commercial construction and commercial real estate loans accounted for the majority of this increase.

Total deposits increased $42.7 million, or 16.4%, from 1998 to an average of $303.7 million for 1999. Money market and NOW accounts, and large denomination deposits growing $13.5 million and $5.7 million, respectively, represented most of the increase in interest-bearing deposit growth. Demand deposits increased $8.9 million, or 19.5%, over the average maintained in 1998.

Noninterest income reflected a nominal increase of $30 thousand in 1999 compared to 1998. Although service charges on deposit accounts and other fees grew by $286 thousand, lower levels of securities gains and other income largely offset this growth. Noninterest expense was $9.9 million for 1999, an increase of 11.7%. Salaries and benefits, the largest component of noninterest expense, grew due to normal merit increases and higher staffing levels that were driven primarily by the opening of a new branch during the first quarter of 1999.

The allowance for loan losses at December 31, 1999 was $2.8 million compared to $2.3 million at December 31, 1998. The allowance for loan losses as a percentage of period end loans was 1.04% compared to 1.16% at year-end 1998. Net charge-offs were $131 thousand in 1999, an increase of $32 thousand over the $99 thousand recorded in 1998. Nonperforming loans totaled $3.8 million at December 31, 1999, an increase of 12.0% over 1998. This was primarily due to a rise in nonaccrual loans of $1.3 million to $2.0 million in 1999.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements. The Company may also make written forward-looking statements in periodic reports to the Securities and Exchange Commission, proxy statements, offering circulars and prospectuses, press releases and other written materials and oral statements made by Community Bankshares' officers, directors or employees to third parties. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. These statements are based on beliefs and assumptions of the Company's management, and on information currently available to such management. Forward-looking statements include statements preceded by, followed by or that include the words "believes," "expects," "estimates," "anticipates," "plans," or similar expressions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. Management cautions the readers that a number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following: competitive pressures among depository and other financial institutions may increase significantly; changes in the interest rate environment may reduce margins; general economic or business conditions may lead to a deterioration in credit quality or a reduced demand for credit; legislative or regulatory changes, including changes in accounting standards, may adversely affect the business in which Community Bankshares is engaged; changes may occur in the securities markets; and competitors of the Company may have greater financial resources and develop products that enable such competitors to compete more successfully than Community Bankshares.

Other factors that may cause actual results to differ from the forward-looking statements include the following: the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; changes in consumer spending and savings habits; the effects of competitors' pricing policies; the Company's success in managing the costs associated with the expansion of existing distribution channels and developing new ones, and in realizing increased revenues from such distribution channels, including cross-selling initiatives; and mergers and acquisitions and their integration into the Company and management's ability to manage these other risks.

Management of Community Bankshares believes these forward-looking statements are reasonable; however undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and stockholder values of Community Bankshares may differ materially from those expressed in forward-looking statements contained in this report. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict.

Item 8.    Financial Statements and Supplementary Data





                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Community Bankshares Incorporated
Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Community Bankshares Incorporated and its subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Community Bankshares Incorporated and its subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

                                  /s/  Mitchell, Wiggins & Company, LLP


Mitchell, Wiggins & Company, LLP
Certified Public Accountants
Petersburg, Virginia
March 10, 2001

CONSOLIDATED BALANCE SHEETS
Community Bankshares Incorporated and Subsidiary



(In thousands, except per share data) December 31,                                   2000               1999
---------------------------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents:
     Cash and due from banks                                                      $  13,188          $  14,410
     Federal funds sold                                                              15,583              3,154
---------------------------------------------------------------------------------------------------------------
         Total cash and due from banks                                               28,771             17,564
---------------------------------------------------------------------------------------------------------------
Securities available for sale, at fair value                                         57,700             59,715
Securities held to maturity (fair value, $5,351 - December 31, 2000;
     $6,312 - December 31,1999)                                                       5,345              6,435
Total loans                                                                         292,069            265,967
Allowance for loan losses                                                            (3,176)            (2,773)
---------------------------------------------------------------------------------------------------------------
     Net loans                                                                      288,893            263,194
---------------------------------------------------------------------------------------------------------------
Bank premises and equipment, net                                                      7,413              4,575
Accrued interest receivable                                                           2,788              2,229
Other real estate owned                                                               1,046                972
Other assets                                                                          4,083              4,152
---------------------------------------------------------------------------------------------------------------
         Total assets                                                             $ 396,039          $ 358,836
---------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing deposits                                                 $  55,869          $  51,033
     Interest-bearing deposits                                                      296,662            267,394
---------------------------------------------------------------------------------------------------------------
         Total deposits                                                             352,531            318,427
---------------------------------------------------------------------------------------------------------------
Accrued interest payable                                                              1,396                836
Federal funds purchased                                                                   -              3,597
Other liabilities                                                                     2,586              1,583
Guaranteed ESOP debt                                                                    763                229
---------------------------------------------------------------------------------------------------------------
         Total liabilities                                                          357,276            324,672
---------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------
Common stock, par value $3 per share, authorized 20,000,000 shares, shares
      issued December 31, 2000 - 2,735,576; December 31, 1999 - 2,713,258             8,207              8,140
Capital surplus                                                                       3,901              3,894
Retained earnings                                                                    28,164             24,513
Accumulated other comprehensive income (loss), net of tax                              (746)            (2,154)
Unearned ESOP shares                                                                   (763)              (229)
---------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                  38,763             34,164
---------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                               $ 396,039          $ 358,836
---------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Community Bankshares Incorporated and Subsidiary



(In thousands, except share data) Year Ended December 31,                          2000               1999              1998
-------------------------------------------------------------------------------------------------------------------------------
Interest Income
-------------------------------------------------------------------------------------------------------------------------------
Interest and fees on loans                                                     $   26,678         $   21,800        $   18,921
Interest on securities:
     U.S. government and agencies                                                   3,268              3,413             3,118
     States and political subdivisions                                                703                717               564
     Other                                                                            123                166               164
Interest on federal funds sold                                                        944                515             1,055
-------------------------------------------------------------------------------------------------------------------------------
         Total interest income                                                     31,716             26,611            23,822
-------------------------------------------------------------------------------------------------------------------------------
Interest Expense
-------------------------------------------------------------------------------------------------------------------------------
Interest on deposits                                                               14,243             10,619             9,657
Interest on federal funds purchased                                                    82                 41                 -
-------------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                                    14,325             10,660             9,657
-------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                17,391             15,951            14,165
Provision for loan losses                                                             690                559               453
-------------------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses                       16,701             15,392            13,712
-------------------------------------------------------------------------------------------------------------------------------
Noninterest Income
-------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts and other fees                                  2,185              2,055             1,769
Securities gains                                                                        9                101               164
Gain on sale of other real estate                                                     129                  1                26
Other operating income                                                                220                146               314
-------------------------------------------------------------------------------------------------------------------------------
         Total noninterest income                                                   2,543              2,303             2,273
-------------------------------------------------------------------------------------------------------------------------------
Noninterest Expense
-------------------------------------------------------------------------------------------------------------------------------
Salaries and benefits                                                               6,707              6,018             5,376
Occupancy and equipment expense                                                     1,492              1,246             1,110
Other operating expense                                                             2,662              2,613             2,354
-------------------------------------------------------------------------------------------------------------------------------
         Total noninterest expense                                                 10,861              9,877             8,840
-------------------------------------------------------------------------------------------------------------------------------
Earnings
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                          8,383              7,818             7,145
Income tax expense                                                                  2,627              2,407             2,153
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                     $   5,756          $    5,411        $    4,992
-------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share
-------------------------------------------------------------------------------------------------------------------------------
Net income per common share:
     Basic                                                                     $     2.11         $     1.98        $     1.80
     Diluted                                                                   $     2.09         $     1.95        $     1.76
Average shares outstanding:
     Basic                                                                      2,731,523          2,733,893         2,774,563
     Diluted                                                                    2,750,028          2,780,130         2,836,590
-------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Community Bankshares Incorporated and Subsidiary



                                                                                                             Unearned
                                                                          Capital                Retained      ESOP
(In thousands, except per share data)                                      Stock      Surplus    Earnings     Shares
---------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                                                  $ 8,338     $ 5,425    $ 17,268      $ (91)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                 -           -       4,992          -
     Other comprehensive income:
         Net unrealized securities gains arising during the
            period, net of deferred income taxes of $64                         -           -           -          -
         Less reclassification adjustment for gains included
            in net income, net of income taxes of $56                           -           -           -          -

         Total comprehensive income

Issuance of common stock pursuant to exercise of stock options                 10          14           -          -
Cash settlement of options                                                      -        (208)          -          -
Common stock repurchased                                                      (62)       (441)          -          -
Cash dividends declared ($.52 per share)                                        -           -      (1,444)         -
Release of ESOP shares                                                          -         125           4         91
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                                  8,286       4,915      20,820          -
---------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                 -           -       5,411          -
     Other comprehensive income:
         Net unrealized securities losses arising during the
            period, net of deferred income taxes of $1,126                      -           -           -          -
         Less reclassification adjustment for gains included
            in net income, net of income tax expense of $34                     -           -           -          -

         Total comprehensive income

Issuance of common stock pursuant to exercise of stock options                  3           3           -          -
Common stock repurchased                                                     (149)     (1,024)          -          -
Cash dividends declared ($.63 per share)                                        -           -      (1,718)         -
Leveraged ESOP stock purchase                                                   -           -           -       (229)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                                  8,140       3,894      24,513       (229)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                 -           -       5,756          -
     Other comprehensive income:
         Net unrealized securities gains arising during the
            period, net of deferred income taxes of $728                        -           -           -          -
         Less reclassification adjustment for gains included
            in net income, net of income tax expense of $3                      -           -           -          -

         Total comprehensive income

Issuance of common stock pursuant to exercise of stock options                 84         101           -          -
Cash settlement of options                                                      -         (10)          -          -
Common stock repurchased                                                      (17)        (84)          -          -
Cash dividends declared ($.77 per share)                                        -           -      (2,105)         -
Leveraged ESOP stock purchase                                                   -           -           -       (634)
Release of ESOP Shares                                                          -           -           -        100
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                                                $ 8,207     $ 3,901    $ 28,164     $ (763)
---------------------------------------------------------------------------------------------------------------------


                                                                              Accumulated
                                                                                 Other
                                                                             Comprehensive
(In thousands, except per share data)                                       Income (Loss)      Total
------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                                                      $   101        $ 31,041
------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                     -           4,992
     Other comprehensive income:
         Net unrealized securities gains arising during the
            period, net of deferred income taxes of $64                           106             106
         Less reclassification adjustment for gains included
            in net income, net of income taxes of $56                            (108)           (108)
                                                                                          ------------
         Total comprehensive income                                                             4,990
                                                                                          ------------
Issuance of common stock pursuant to exercise of stock options                      -              24
Cash settlement of options                                                          -            (208)
Common stock repurchased                                                            -            (503)
Cash dividends declared ($.52 per share)                                            -          (1,444)
Release of ESOP shares                                                              -             220
------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                                         99          34,120
------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                     -           5,411
     Other comprehensive income:
         Net unrealized securities losses arising during the
            period, net of deferred income taxes of $1,126                     (2,186)         (2,186)
         Less reclassification adjustment for gains included
            in net income, net of income tax expense of $34                       (67)            (67)
                                                                                          ------------
         Total comprehensive income                                                             3,158
                                                                                          ------------
Issuance of common stock pursuant to exercise of stock options                      -               6
Common stock repurchased                                                            -          (1,173)
Cash dividends declared ($.63 per share)                                            -          (1,718)
Leveraged ESOP stock purchase                                                       -            (229)
------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                                     (2,154)         34,164
------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                     -           5,756
     Other comprehensive income:
         Net unrealized securities gains arising during the
            period, net of deferred income taxes of $728                        1,414           1,414
         Less reclassification adjustment for gains included
            in net income, net of income tax expense of $3                         (6)             (6)
                                                                                          ------------
         Total comprehensive income                                                             7,164
                                                                                          ------------
Issuance of common stock pursuant to exercise of stock options                      -             185
Cash settlement of options                                                          -             (10)
Common stock repurchased                                                            -            (101)
Cash dividends declared ($.77 per share)                                            -          (2,105)
Leveraged ESOP stock purchase                                                       -            (634)
Release of ESOP Shares                                                              -             100
------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                                                    $  (746)       $ 38,763
------------------------------------------------------------------------------------------------------



See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Community Bankshares Incorporated and Subsidiary



(In thousands) Year ended December 31,                                                2000         1999        1998
---------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                          $  5,756    $  5,411    $  4,992
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       570         505         504
     Deferred income taxes                                                              (135)       (336)       (223)
     Provision for loan losses                                                           690         559         453
     Provision for losses on other real estate owned                                      22           9          13
     Accretion of investment securities                                                  (83)        (38)         (7)
     Gain on sale of securities                                                           (9)       (101)       (164)
     Gain on sale of other real estate                                                  (129)         (1)        (26)
     (Gain) loss on sale of bank premises and equipment                                   15          (9)         (6)
     Release of ESOP shares                                                                -           -         129
     Changes in operating assets and liabilities:
         Increase in accrued interest receivable                                        (559)       (279)       (145)
         Increase in accrued expenses                                                    496         143          47
         Net change in other operating assets and liabilities                            (51)        400        (169)
--------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                                 6,583       6,263       5,398
--------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from maturity and redemption of securities held to maturity                   1,080       3,223       3,748
Proceeds from maturity of interest-bearing deposits                                        -         289         190
Proceeds from maturity, redemption and sale of securities
     available for sale                                                                5,090      19,317      37,032
Proceeds from sale of interest-bearing deposits                                            -           -         195
Purchase of investment securities available for sale                                    (846)    (20,079)    (54,835)
Net increase in loans                                                                (26,555)    (63,118)    (25,092)
Proceeds from the sale of bank premises and equipment                                     30          13          20
Proceeds from the sale of other real estate                                              248         273         333
Capital expenditures                                                                  (2,504)       (310)       (356)
(Increase) decrease in other assets                                                     (347)       (423)         39
Purchase of other real estate                                                            (48)       (339)        (25)
--------------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                   (23,852)    (61,154)    (38,751)
--------------------------------------------------------------------------------------------------------------------
Financing Activities
Net increase in deposits                                                              34,104      24,425      56,473
Cash settlement of options                                                               (10)          -        (208)
Net increase (decrease) in federal funds purchased                                    (3,597)      3,597           -
Dividends paid                                                                        (2,105)     (1,718)     (1,444)
Common stock repurchased                                                                (101)     (1,173)       (503)
Net proceeds from issuance of common stock                                               185           6          24
--------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                28,476      25,137      54,342
--------------------------------------------------------------------------------------------------------------------
             Increase (decrease) in cash and cash equivalents                         11,207     (29,754)     20,989
Cash and cash equivalents at beginning of year                                        17,564      47,318      26,329
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                            $ 28,771    $ 17,564    $ 47,318
--------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure Of Cash Flow Information
     Interest paid                                                                  $ 13,765    $  9,736    $  8,591
     Income taxes paid                                                              $  3,068    $  2,405    $  1,936
--------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure Of Noncash Investing Activities
     Capital expenditures:
         Purchase price                                                             $  3,439    $    310    $    356
         Transfer of other assets                                                       (438)          -           -
         Increase in other liabilities                                                  (497)          -           -
--------------------------------------------------------------------------------------------------------------------
             Cash paid for capital expenditures                                     $  2,504    $    310    $    356
--------------------------------------------------------------------------------------------------------------------
     Acquisition of other real estate:
         Purchase price                                                             $  1,319    $    623    $    884
         Reduction of loans                                                           (1,270)       (598)       (610)
--------------------------------------------------------------------------------------------------------------------
             Cash paid to acquire other real estate                                 $     49    $     25    $    274
--------------------------------------------------------------------------------------------------------------------
     Sale of other real estate:
         Sales price, net of closing cost                                           $  1,352    $    859    $    960
         Increase in loans                                                            (1,104)       (526)       (284)
--------------------------------------------------------------------------------------------------------------------
             Cash proceeds from sale of other real estate                           $    248    $    333    $    676
--------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Community Bankshares Incorporated and Subsidiary

Note 1.  Significant Accounting Policies

Nature of operations - Community Bankshares Incorporated is a bank holding company headquartered in Richmond, Virginia. During the year 2000, the Company merged its three former bank subsidiaries, The Community Bank, Commerce Bank of Virginia, and County Bank of Chesterfield into one bank, Commerce Bank. Commerce Bank provides a wide range of commercial banking services to individuals and small to medium-sized businesses through its thirteen branches located throughout the Richmond Metropolitan Area and Southside Virginia.

Principles of consolidation - The consolidated financial statements include the accounts of Community Bankshares Incorporated and its subsidiary, Commerce Bank. All significant intercompany transactions and balances have been eliminated.

Use of estimates - The financial statements have been prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. A substantial portion of the Company's loans is secured by real estate in local markets. In addition, foreclosed real estate is located in this same market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Cash and cash equivalents - For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and due from banks, and federal funds sold as cash and cash equivalents. Cash flows from deposits and loans are reported net. The Company is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2000 was $2.5 million.

The Company maintains amounts due from banks, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Investment securities - Securities are classified as held to maturity when management has the positive intent and the Company has the ability at the time of purchase to hold them until maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over the contractual life of the security. Gains and losses on the sale of such securities are determined by the specific identification method.

Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value on an aggregate basis. These include securities used as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, prepayment risk, the need or desire to increase capital, to satisfy regulatory requirements and other similar factors. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect.

Realized gains and losses of securities available for sale are included in net securities gains (losses) based on the specific identification method.

Loans and allowance for loan losses - Loans are stated at the principal amount outstanding, net of deferred loan fees and costs, and unearned income, if any. Unearned interest on discounted loans is amortized to income over the life of the loans, using the interest method. For all other loans, interest is accrued daily on the outstanding balances.

The allowance for loan losses is available for future charge-offs of existing extensions of credit. Loans, or portions thereof deemed uncollectible are charged against the allowance, while recoveries of amounts previously charged-off are credited to the allowance. Amounts are charged off after giving consideration to such factors as the customer's financial condition, underlying collateral and guarantees, and general and industry economic conditions.

The allowance for loan losses reflects management's estimate of losses inherent in the loan portfolio, considering evaluations of individual credits and concentrations of credit risk, net losses charged to the allowance, changes in the quality of the credit portfolio, levels of nonaccrual loans, current economic conditions, changes in the size and character of the credit risks and other pertinent factors. The allowance for loan losses related to loans that identified as impaired is based on discounted cash flows using the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent, or the observable market value price of the impaired loan. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Based on these analyses, the allowance for loan losses is maintained at levels considered adequate by management to provide for credit losses inherent in the loan portfolio.

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity, or payment of principal, or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when repayment of all principal and interest amounts contractually due are reasonably assured.

When a loan is classified as nonaccrual, all interest receivable is charged back to income at that time. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. On charged-off loans, cash receipts in excess of the amount charged to the allowance for loan losses are recognized as income on the cash basis.

Bank premises and equipment - Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Additions, major replacements and improvements to buildings and equipment are added to the asset accounts at cost. Ordinary maintenance and repairs are charged to operations as incurred.

Foreclosed properties - Foreclosed properties, classified in "Other real estate owned" in the accompanying Consolidated Balance Sheets, consist primarily of real estate held for resale acquired through foreclosure on loans secured by real estate or other proceedings. Foreclosed properties are carried at the lower of cost or appraised market value less estimated disposal costs. Write-downs to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent declines in fair value are charged to expense.

Advertising - Advertising costs are expensed as incurred.

Income taxes - The provision for income taxes relates to items of revenue and expenses recognized for financial accounting purposes during each of the years. The actual current tax liability may be more or less than the charge against earnings due to the effect of deferred income taxes.

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

Earnings per share - Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares and the number of shares that would have been outstanding if potentially dilutive shares had been issued. The reconciliation between basic and diluted earnings per share for each of the years in the three-year period ended December 31, 2000, follows:



(In thousands, except number of shares and per share data)                2000           1999           1998
---------------------------------------------------------------------------------------------------------------
Net income                                                             $    5,756     $    5,411     $    4,992
---------------------------------------------------------------------------------------------------------------

Average shares  - basic                                                 2,731,523      2,733,893      2,774,563
Dilutive stock options and unallocated ESOP shares                         18,505         46,237         62,027
---------------------------------------------------------------------------------------------------------------
Average shares  - diluted                                               2,750,028      2,780,130      2,836,590
---------------------------------------------------------------------------------------------------------------

Basic earnings per share                                               $     2.11     $     1.98     $     1.80
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                             $     2.09     $     1.95     $     1.76
---------------------------------------------------------------------------------------------------------------

Comprehensive income - Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net income and other comprehensive income. The Company's only significant item of other comprehensive income is net unrealized gains or losses on certain debt and equity securities.

Current Accounting Pronouncements - The FASB has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, which is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 and SFAS No. 138 for the fiscal year beginning January 1, 2001 and does not anticipate the adoption of these statements will have a material effect on the Company's results of operations or financial condition.

Reclassifications - Certain previously reported amounts have been reclassified to conform to current presentations.

Note 2.  Investment Securities

The aggregate amortized cost, fair value and gross unrealized gains and losses of securities as of December 31 were as follows:




                                                                    Gross        Gross
                                                     Amortized    Unrealized   Unrealized       Fair
(In thousands)                                          Cost        Gains        Losses        Value
-----------------------------------------------------------------------------------------------------
December 31, 2000:
     Available for Sale
         U. S. Treasury and agency securities         $16,341      $     6      $  (406)      $15,941
         Mortgage-backed securities                    19,332           54         (224)       19,162
         States and political subdivisions             13,955          111         (159)       13,907
         Other                                          9,204            6         (520)        8,690
-----------------------------------------------------------------------------------------------------
            Total available for sale                  $58,832      $   177      $(1,309)      $57,700
-----------------------------------------------------------------------------------------------------

     Held to Maturity
         U. S. Treasury and agency securities         $   500      $     -      $   (41)      $   459
         Mortgage-backed securities                     4,432           38           (9)        4,461
         States and political subdivisions                413           18            -           431
-----------------------------------------------------------------------------------------------------
            Total held to maturity                    $ 5,345      $    56      $   (50)      $ 5,351
-----------------------------------------------------------------------------------------------------

December 31, 1999:
     Available for Sale
         U. S. Treasury and agency securities         $13,330      $     -      $(1,022)      $12,308
         Mortgage-backed securities                    25,941            -       (1,056)       24,885
         States and political subdivisions             14,625           35         (468)       14,192
         Other                                          9,083            -         (753)        8,330
-----------------------------------------------------------------------------------------------------
            Total available for sale                  $62,979      $    35      $(3,299)      $59,715
-----------------------------------------------------------------------------------------------------

     Held to Maturity
         U. S. Treasury and agency securities         $   500      $     -      $   (48)      $   452
         Mortgage-backed securities                     5,422            4          (73)        5,353
         States and political subdivisions                513            9          (15)          507
-----------------------------------------------------------------------------------------------------
            Total held to maturity                    $ 6,435      $    13      $  (136)      $ 6,312
-----------------------------------------------------------------------------------------------------





The amortized cost and estimated fair values at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                      Amortized      Fair
(In thousands)                          Cost        Value
---------------------------------------------------------
Available for Sale
     Due within one year              $ 5,248     $ 5,136
     After one through five years      23,656      23,575
     After five through ten years      22,080      21,574
     After ten years                    7,848       7,415
---------------------------------------------------------
         Total available for sale     $58,832     $57,700
---------------------------------------------------------

Held to Maturity
     Due within one year              $    20     $    21
     After one through five years       5,083       5,072
     After five through ten years         242         258
     After ten years                        -           -
---------------------------------------------------------
         Total held to maturity       $ 5,345     $ 5,351
---------------------------------------------------------


Proceeds from sales of securities available for sale were $196 thousand, $11.8 million and $21.1 million during 2000, 1999 and 1998, respectively, resulting in gross gains of $9 thousand, $128 thousand and $169 thousand and gross losses of $0, $27 thousand and $5 thousand in 2000, 1999 and 1998, respectively.

At December 31, 2000, securities with an amortized cost of $15.4 million were pledged to secure public deposits and for other purposes, compared with $14.7 million at December 31, 1999.

Note 3.  Loans

Major classifications of loans are summarized as follows:


(In thousands) December 31,                  2000                1999
----------------------------------------------------------------------
Commercial                                $  38,468          $  51,514
Consumer                                     35,287             21,199
Real estate:
       Construction                          47,678             42,237
       Mortgage                             168,352            144,298
Other                                         2,380              6,871
----------------------------------------------------------------------
       Gross loans                          292,165            266,119
Unearned discount                               (96)              (152)
----------------------------------------------------------------------
       Total loans                          292,069            265,967
----------------------------------------------------------------------
Allowance for loan losses                    (3,176)            (2,773)
----------------------------------------------------------------------
       Net loans                          $ 288,893          $ 263,194
----------------------------------------------------------------------


Following is a summary of the activity in the allowance for loan losses:


(In thousands) Year ended December 31,                    2000         1999         1998
-------------------------------------------------------------------------------------------
Balance at January 1                                     $ 2,773      $ 2,345      $ 1,991
Provision for loan losses                                    690          559          453
-------------------------------------------------------------------------------------------
                                                         $ 3,463      $ 2,904      $ 2,444
Loans charged off                                            337          180          232
Recoveries of loans previously charged off                    50           49          133
-------------------------------------------------------------------------------------------
     Net charge-offs                                         287          131           99
-------------------------------------------------------------------------------------------
Balance at December 31                                   $ 3,176      $ 2,773      $ 2,345
-------------------------------------------------------------------------------------------




At December 31, 2000 and 1999, the Company had loans totaling approximately $4.4 million and $2.6 million, respectively, for which impairment had been recognized. Of the total loans impaired, $59 thousand and $27 thousand, respectively, were valued on the present value of future cash flows and $4.4 million and $2.6 million, respectively, were valued according to the underlying collateral. The average balance of the impaired loans amounted to approximately $3.9 million and $2.0 million for the years ended December 31, 2000 and 1999, respectively. The allowance for loan losses related to these loans totaled approximately $1.1 million and $671 thousand at December 31, 2000 and 1999, respectively. The following is a summary of cash receipts on these loans and how they were applied for the years ended December 31:


(In thousands)                                        2000      1999
-----------------------------------------------------------------------
Cash receipts applied to reduce principal balance     $2,057     $  448
Cash receipts recognized as interest income              318         70
-----------------------------------------------------------------------
       Total cash receipts                            $2,375     $  518
-----------------------------------------------------------------------


Nonaccrual loans totaled $721 thousand at December 31, 2000 and $2.0 million at December 31, 1999. If interest on these loans had been recognized at the original interest rates, interest income would have increased approximately $59 thousand and $127 thousand in 2000 and 1999, respectively.

Note 4.  Bank Premises and Equipment

Bank premises and equipment included in the Consolidated Balance Sheets are:


(In thousands) December 31,                  2000            1999
------------------------------------------------------------------
Land                                        $  1,085      $  1,085
Buildings                                      4,166         4,179
Furnishings and equipment                      7,670         4,800
Leasehold improvements                           668           129
------------------------------------------------------------------
       Total cost                             13,589        10,193
Accumulated depreciation                      (6,176)       (5,618)
------------------------------------------------------------------
       Bank premises and equipment, net     $  7,413      $  4,575
------------------------------------------------------------------

Note 5.  Maturities of Certificates of Deposits

The scheduled maturities of certificates of deposits at December 31, 2000 are as follows:


(In thousands)
----------------------------------------
2001                            $135,967
2002                              16,385
2003                               9,959
2004                               3,805
2005                               3,986
----------------------------------------
    Total                       $170,102
----------------------------------------




Note 6.  Income Taxes
The components of the income tax expense (benefit) are:


(In thousands) Year ended December 31,     2000         1998         1998
--------------------------------------------------------------------------
Current taxes - federal                  $ 2,762      $ 2,743      $ 2,376
Deferred taxes - federal                    (135)        (336)        (223)
--------------------------------------------------------------------------
       Income tax expense                $ 2,627      $ 2,407      $ 2,153
--------------------------------------------------------------------------


A reconciliation of the expected income tax expense computed at 34 percent to the income tax expense included in the consolidated statements of income follows:




(In thousands) Year ended December 31,                       2000         1999         1998
--------------------------------------------------------------------------------------------
Tax provision computed by applying current Federal
       income tax rates to income before income taxes     $ 2,850      $ 2,696      $ 2,432
Cash settlement of nonstatutory stock options                  (3)           -          (70)
Exercise of nonstatutory stock options                        (94)           -          (17)
Municipal bond interest                                      (215)        (247)        (197)
Other                                                          89          (42)           5

-------------------------------------------------------------------------------------------
        Total                                             $ 2,627      $ 2,407      $ 2,153
-------------------------------------------------------------------------------------------


The deferred income taxes result from timing differences in the recognition of certain income and expense items for tax and financial reporting purposes. The sources of these timing differences and their related tax effect are presented below:


(In thousands) Year ended December 31,                                  2000        1999       1998
----------------------------------------------------------------------------------------------------
Difference between the depreciation methods used for financial
       statements and for income tax purposes                           $ 128      $ (18)     $ (17)
Difference between loan loss provision charged to operating expense
       and the bad debt deduction taken for income tax purposes          (241)      (163)      (109)
Accretion of discount recognized on financial statements but not
       recognized for income tax purposes until realized                    -          -          1
Difference between accrual method used for financial statement and
       cash method used for income tax purposes                             -        (46)       (46)
Deferred compensation                                                     (18)       (60)       (42)
Interest related to non-accrual loans                                       4        (29)       (13)
Other                                                                      (8)       (20)         3

---------------------------------------------------------------------------------------------------
      Total deferred income taxes                                       $(135)     $(336)     $(223)
---------------------------------------------------------------------------------------------------

Net deferred tax assets consist of the following components as of December 31:



(In thousands) December 31,                                     2000       1999
--------------------------------------------------------------------------------
Deferred tax assets:
       Allowance for loan losses                              $  952     $  712
       Deferred compensation                                     210        191
       Bank premises and equipment                                26         30
       Interest on non-accrual loans                              56        104
       Debt cancellation reserve                                   9          9
       Unrealized losses on securities available for sale        386      1,110
       Other                                                      74         22
-------------------------------------------------------------------------------
             Total deferred tax assets                         1,713      2,178
-------------------------------------------------------------------------------
Deferred tax liabilities:
       Investment securities                                       8          8
       Property and equipment                                    134         10
-------------------------------------------------------------------------------
             Total deferred tax liabilities                      142         18
-------------------------------------------------------------------------------
             Net deferred tax assets                          $1,571     $2,160
-------------------------------------------------------------------------------


Note 7.  Deferred Compensation Agreements

The Company has a Deferred Compensation Plan for the benefit of certain directors. Contributions amounted to approximately $13 thousand for the years ended December 31, 2000, 1999 and 1998. The Plan provides each director with an annual benefit payment upon attaining 70 years of age. In addition, benefit payments are available upon early retirement, termination and death as defined by the Plan document.

The Company has Deferred Compensation Plans for the benefit of certain officers. The benefits are funded by the Company and charged to expense using a present value method over the expected term of employment. The Plan provides each covered officer an annual benefit payment upon retirement. Contributions were approximately $42 thousand, $108 thousand and $56 thousand for the years ended December 31, 2000, 1999 and 1998, respectively.

The lives of the officers and directors for which deferred compensation agreements have been adopted have been insured for amounts sufficient to discharge the obligations thereunder.

Note 8.  Employee Benefit Plans

The Company maintains an employee stock ownership plan (ESOP) under which employees who have completed one year of service and attained age 18 are eligible for participation. Contributions to the plan are at the discretion of the Company. Participants are allocated shares based upon the ratio which the covered compensation of each participant bears to the aggregate covered compensation of all participants. Participant accounts are 20% vested after three years with vesting increasing 20% each year thereafter until 100% vested.

During the year ended December 31, 2000, the ESOP purchased additional shares through the proceeds of a $763 thousand direct bank loan. The shares purchased were pledged as collateral for its debt. As the debt is repaid, shares are released and allocated to participants. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released, the Company reports compensation expense equal to the current market price of the shares and the shares then become outstanding for earnings per share (EPS) computation. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are recorded as a reduction of debt and interest.

For financial statement presentation purposes, compensation expense to the plan is measured by recording the fair market value of shares allocated to the employee accounts each year. For the years ended December 31, 2000, 1999 and 1998, respectively, contributions of $180 thousand, $115 thousand and $250 thousand were accrued to the plan and, accordingly, recognized as benefits expense.

The ESOP shares as of December 31 were as follows:



(In thousands, except share data)              2000        1999
-----------------------------------------------------------------
Allocated shares                             237,556      208,425
Unreleased shares                             38,008       10,874

-----------------------------------------------------------------
       Total ESOP shares                     275,564      219,299
-----------------------------------------------------------------

-----------------------------------------------------------------
Fair value of unreleased shares             $    670     $    239
-----------------------------------------------------------------

In addition, the Company, through its subsidiary, sponsors a 401(k) profit-sharing plan (the Plan) covering substantially all employees. Participants may contribute up to 15% of their compensation to the Plan. The Bank contributes 50% of the participant's contribution, up to 6% of the participant's compensation, as a matching contribution. Contributions to the Plan by the Bank were approximately $158 thousand, $169 thousand and $163 thousand for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 9.  Employment Agreements

The Company has entered into employment agreements with certain officers. These agreements, which contain continual self-renewing terms of one year subject to cancellation by the Company, provide minimum salaries during the terms of the agreements and certain severance benefits if a change of control and termination occurs as defined in the agreements. The maximum severance benefits payable, if such a termination upon change in control occurred at December 31, 2000, would have been approximately $2.8 million.

Note 10.  Incentive Compensation Plans

The Company, through its subsidiary, maintains cash incentive and bonus plans for certain employees. Awards through the plans are determined based on management discretion or through predetermined award criteria for each group of participants. The level of the bonus or award is based on management discretion or attaining certain returns on average assets for the year. The amounts awarded under the plans for the years ended December 31, 2000, 1999, and 1998 were $287 thousand, $268 thousand and $318 thousand, respectively.

Note 11.  Incentive Stock Option and Nonstatutory Stock Option Plan

The Company has a Stock Plan that provides for the grant of Incentive Stock Options and the grant of Nonstatutory Stock Options and Stock Appreciation Rights. This Plan was adopted to encourage key officers and directors to acquire or to increase their acquisition of the Company's common stock, thus increasing their personal and proprietary interest in the Company's continued success. The options were granted at the market value on the date of each grant. Options may be exercised from date of grant through periods ending July 20, 2003 through October 18, 2004.

The following table presents a summary of options under the Plan at December 31:


                                                                    Shares Under Option
                                                             ----------------------------------
                                       Option Price          2000          1999         1998
-----------------------------------------------------------------------------------------------
Outstanding, beginning of year        $6.25 - $12.21       207,326       208,326       221,317
       Exercised                       6.25 -  12.21       (27,843)       (1,000)       (3,064)
       Cash settlement of options      6.25 -   7.41          (999)            -        (9,927)
----------------------------------------------------------------------------------------------
Outstanding, end of year              $6.25 - $12.21       178,484       207,326       208,326
----------------------------------------------------------------------------------------------


The Company applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized. There were no options granted during the years ended December 31, 2000, 1999 and 1998.

Note 12.  Life Insurance

The Company is owner and designated beneficiary on life insurance in the face amount of $4.2 million maintained on certain of its officers and directors. At December 31, 2000 and 1999, the cash surrender value of these policies was $741 thousand and $720 thousand, respectively, which is included in other assets.

Note 13.  Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires companies to disclose the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.

Fair value estimates made as of December 31, 2000 are based on relevant market information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The Company in estimating its fair value disclosures for financial instruments used the following methods and assumptions:

Cash and cash equivalents - The carrying amounts reported in the consolidated balance sheets for cash and short-term instruments approximate fair values because maturities are less than 90 days.

Securities available for sale and held to maturity - Fair values were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments.

Loans - The carrying values, reduced by estimated inherent credit losses, of variable-rate loans and other loans with short-term characteristics were considered fair values. For other loans, the fair market values were calculated by discounting scheduled future cash flows using current interest rates offered on loans with similar terms adjusted to reflect the estimated credit losses inherent in the portfolio.

Accrued interest receivable and accrued interest payable - The carrying amounts reported in the consolidated balance sheets for accrued interest receivable and accrued interest payable approximate their fair values.

Deposit liabilities - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW, savings, and money market deposits, was, by definition, equal to the amount payable on demand as of December 31, 2000. The fair value of certificates of deposit was based on the discounted value of contractual cash flows, calculated using the discount rates that equaled the interest rates offered at the valuation date for deposits of similar remaining maturities.

The following is a summary of the carrying amounts and estimated fair values of the Company's financial assets and liabilities to include off-balance sheet financial instruments as of December 31:




(In thousands)                                                          2000                       1999
---------------------------------------------------------------------------------------------------------------
                                                                Carrying      Fair       Carrying        Fair
                                                                 Amount       Value       Amount         Value
                                                                -----------------------------------------------
Financial assets:
       Cash and due from banks                                 $ 13,188     $ 13,188     $ 14,410     $ 14,410
       Federal funds sold and other short-term investments       15,583       15,583        3,154        3,154
       Securities available for sale                             57,700       57,700       59,715       59,715
       Securities held to maturity                                5,345        5,351        6,435        6,312
       Loans, net                                               288,893      285,063      263,194      260,929
       Accrued interest receivable                                2,788        2,788        2,229        2,229

Financial liabilities:
       Deposits                                                 352,531      353,235      318,427      318,767
       Accrued interest payable                                   1,396        1,396          836          836
       Federal funds purchased                                        -            -        3,597        3,597


The Company had outstanding at December 31, 2000 letters of credit, financial guarantees, and fixed and variable rate commitments to extend credit. For fair value, the fixed rate loan commitments were considered based on committed rates versus market rates for similar transactions. Due to market constraints, rates have remained relatively unchanged on these products, therefore, management has determined fair value to be the same as the committed value. Letters of credit, financial guarantees and variable rate commitments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and therefore, they were deemed to have no current fair market value.

Note 14.  Commitments and Contingent Liabilities

Financial instruments with off-balance-sheet risk - The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit or guarantee performance is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company's commitments at December 31, 2000 and 1999 is as follows:


(In thousands)                                   2000        1999
------------------------------------------------------------------
Commitments to extend credit                   $44,752     $36,783
Letters of credit and financial guarantees       7,093       7,278
------------------------------------------------------------------
       Total commitments                       $51,845     $44,061
------------------------------------------------------------------


Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.

Letters of credit and financial guarantees are agreements whereby the Company guarantees the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. Collateral is required to support letters of credit in accordance with management's evaluation of the creditworthiness of each customer. The credit exposure assumed in issuing letters of credit is essentially the same as that in other lending activities.

Fixed-rate commitments were $15.7 million and $10.5 million as of December 31, 2000 and 1999, respectively. The average rates charged on the fixed-rate commitments were 8.5% - 10.0% for the years then ended.

All of the Company's loans, commitments to extend credit, letters of credit and financial guarantees have been granted to customers within the state and, more specifically, its local geographic area of Virginia. The concentrations of credit by type of loan are set forth in Note 3.

Lease commitments - The Company has entered into long-term leases for certain premises and equipment used by the Company and its subsidiary. These operating leases expire at various dates to 2008. Total rental expense amounted to $228 thousand, $165 thousand and $103 thousand for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, minimum annual lease payments in the aggregate were as follows:


(In thousands)
-----------------------------------------------------------------
2001                                                     $   219
2002                                                         198
2003                                                         172
2004                                                         175
2005                                                         128
Later years                                                  208
-----------------------------------------------------------------
     Total minimum lease payments                        $ 1,100
-----------------------------------------------------------------

The Hanover branch facility is owned by a company whose principal shareholder is the Chairman of the Board of Directors of Community Bankshares Incorporated.
The base annual rent as of December 31, 2000 is approximately $41 thousand per year through 2005 and increases three percent annually.

Note 15.  Related Party Transactions

At December 31, 2000, loans to directors, officers and employees, and corporations in which these related parties own a significant interest totaled $5.1 million. All such loans were made in the normal course of business on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions.

The beginning balances in the table below have been restated for those directors, officers and employees no longer affiliated with the Company. An analysis of the related party transactions for 2000 follows:

                               Balance                                 Balance
                             December 31,                           December 31,
(In thousands)                   1999       Additions    Repayments     2000
--------------------------------------------------------------------------------
Directors                       $3,531       $  881       $  890       $3,522
Officers and employees           1,449          750          573        1,626
--------------------------------------------------------------------------------
       Total                    $4,980       $1,631       $1,463       $5,148
--------------------------------------------------------------------------------



Note 16.  Common Stock

On June 11, 1998, the Company changed its authorized capital from 4,000,000 shares of $3 par value stock to 20,000,000 shares of $3 par value common stock.

Note 17.  Regulatory Matters

Commerce Bank, subsidiary of Community Bankshares Incorporated, is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios as set forth in the table below of total and Tier I capital as defined in the regulations to risk-weighted assets as defined, and of Tier I capital as defined to average assets as defined. Management believes, as of December 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.



                                                                                       To Be Considered
                                                                   For Capital         Well Capitalized
                                             Actual            Adequacy Purposes     Under PCA Provisions
                                   ----------------------------------------------------------------------
(In thousands)                        Amount      Ratio        Amount     Ratio       Amount       Ratio
---------------------------------------------------------------------------------------------------------
December 31, 2000:
Total Capital                        $42,685     13.58%       $25,154     8.00%       $31,443     10.00%
       (to Risk Weighted Assets)
Tier I Capital                        39,509     12.57%        12,577     4.00%        18,866      6.00%
       (to Risk Weighted Assets)
Tier I Capital                        39,509     10.23%        15,449     4.00%        19,311      5.00%
       (to Average Assets)
---------------------------------------------------------------------------------------------------------
December 31, 1999:
Total Capital                        $39,091     13.85%       $22,573     8.00%       $28,216     10.00%
       (to Risk Weighted Assets)
Tier I Capital                        36,318     12.87%        11,286     4.00%        16,929      6.00%
       (to Risk Weighted Assets)
Tier I Capital                        36,318     10.63%        13,663     4.00%        17,078      5.00%
       (to Average Assets)
---------------------------------------------------------------------------------------------------------


Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Company's regulatory agency. Under that limitation, the Company's subsidiary could have declared additional dividends of approximately $10.9 million in 2000 without regulatory approval.

Note 18.  Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly results of operations for each of the four quarters in 2000 and 1999:



(In thousands, except per share data)                     March 31        June 30      September 30     December 31
------------------------------------------------------------------------------------------------------------------
2000
Total interest income                                      $ 7,249        $ 7,739         $ 8,067         $ 8,661
Total interest expense                                       3,042          3,408           3,804           4,071
Net interest income                                          4,207          4,331           4,263           4,590
Provision for loan losses                                      119            280             130             161
Noninterest income                                             555            788             655             545
Noninterest expense                                          2,568          2,562           2,702           3,029
Earnings before income tax expense                           2,075          2,277           2,086           1,945
Income tax expense                                             671            674             692             590
Net earnings                                               $ 1,404        $ 1,603         $ 1,394         $ 1,355
Basic earnings per share                                   $  0.52        $  0.59         $  0.51         $  0.49
Diluted earnings per share                                 $  0.51        $  0.58         $  0.50         $  0.50
------------------------------------------------------------------------------------------------------------------
1999
Total interest income                                      $ 6,211        $ 6,475         $ 6,806         $ 7,119
Total interest expense                                       2,564          2,589           2,700           2,807
Net interest income                                          3,647          3,886           4,106           4,312
Provision for loan losses                                       80             40              81             358
Noninterest income                                             517            563             595             628
Noninterest expense                                          2,413          2,504           2,477           2,483
Earnings before income tax expense                           1,671          1,905           2,143           2,099
Income tax expense                                             527            608             703             569
Net earnings                                               $ 1,144        $ 1,297         $ 1,440         $ 1,530
Basic earnings per share                                   $  0.41        $  0.47         $  0.53         $  0.57
Diluted earnings per share                                 $  0.39        $  0.44         $  0.51         $  0.61
------------------------------------------------------------------------------------------------------------------

Note 19.  Parent Company Financial Information

Condensed financial information of Community Bankshares Incorporated (Parent Company) is presented below:



BALANCE SHEET
(In thousands) December 31,                                   2000          1999
---------------------------------------------------------------------------------
ASSETS
Cash                                                       $    852      $  2,012
Investment in subsidiary                                     35,479        31,695
Securities available for sale                                   268           148
Premises and equipment, net                                   3,074             -
Other assets                                                    841           539
---------------------------------------------------------------------------------
         Total assets                                      $ 40,514      $ 34,394
---------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Guaranteed debt of Employee Stock Ownership Trust     $    763      $    229
     Other liabilities                                          988             1
---------------------------------------------------------------------------------
         Total liabilities                                    1,751           230
---------------------------------------------------------------------------------
Stockholders' equity:
     Stockholders' equity                                    39,526        34,393
     Unearned ESOP shares                                      (763)         (229)
---------------------------------------------------------------------------------
         Total stockholders' equity                          38,763        34,164
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
         Total liabilities and stockholders' equity        $ 40,514      $ 34,394
---------------------------------------------------------------------------------



STATEMENTS OF INCOME
(In thousands) Year ended December 31,             2000          1999        1998
----------------------------------------------------------------------------------
Income:
Dividends from subsidiary                        $ 3,635      $ 3,600      $ 2,372
Other                                                 14            3           87
----------------------------------------------------------------------------------
     Total income                                  3,649        3,603        2,459
----------------------------------------------------------------------------------
Expenses:
Occupancy and equipment                              202            -            -
Professional fees                                     58           78           34
Other                                                132           50           21
----------------------------------------------------------------------------------
     Total expenses                                  392          128           55
----------------------------------------------------------------------------------
Income before income taxes and equity in
     undistributed net income of subsidiary        3,257        3,475        2,404
Income tax expense (benefit)                        (114)         (42)           8
----------------------------------------------------------------------------------
Income before equity in undistributed
     net income of subsidiary                      3,371        3,517        2,396
Equity in undistributed income of subsidiary       2,385        1,894        2,596
----------------------------------------------------------------------------------
     Net income                                  $ 5,756      $ 5,411      $ 4,992
----------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
(In thousands) Year ended December 31,                                   2000          1999       1998
----------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                              $ 5,756      $ 5,411      $ 4,992
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation                                                       113            -            -
         Deferred income taxes                                              134            -            -
         Gain on sale of securities                                          (8)          (2)         (85)
         Release of ESOP shares                                               -            -          129
         Undistributed earnings of subsidiary                            (2,385)      (1,894)      (2,596)
         Changes in operating assets and liabilities:
            (Increase) decrease in other assets                            (453)        (295)          65
            Increase in other liabilities                                    67            1            -
---------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                 3,224        3,221        2,505
---------------------------------------------------------------------------------------------------------
Investing Activities:
Capital expenditures                                                     (2,252)           -            -
Proceeds from sale of investment securities                                 196            5          154
Purchase of investment securities                                          (297)         (78)        (110)
---------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) investing activities      (2,353)         (73)          44
---------------------------------------------------------------------------------------------------------
Financing Activities:
Cash settlement of options                                                  (10)           -         (208)
Dividends paid                                                           (2,105)      (1,718)      (1,444)
Net proceeds from issuance of common stock                                  185            6           24
Common stock repurchased                                                   (101)      (1,173)        (503)
---------------------------------------------------------------------------------------------------------
                Net cash used in financing activities                    (2,031)      (2,885)      (2,131)
---------------------------------------------------------------------------------------------------------
                Increase (decrease) in cash                              (1,160)         263          418
                Cash at beginning of year                                 2,012        1,749        1,331
---------------------------------------------------------------------------------------------------------
                Cash at end of year                                     $   852      $ 2,012      $ 1,749
---------------------------------------------------------------------------------------------------------
Supplemental Disclosure Of Noncash Investing Activities
     Capital expenditures:
         Purchase price                                                 $ 3,187      $     -      $     -
         Transfer of other assets                                          (438)           -            -
         Increase in other liabilities                                     (497)           -            -
---------------------------------------------------------------------------------------------------------
            Cash paid for capital expenditures                          $ 2,252      $     -      $     -
---------------------------------------------------------------------------------------------------------


Item 9. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure

         None

Part III.

Item 10.  Directors and Executive Officers of the Registrant

          The information required by Item 10 of Form 10-K appear in the Company's Proxy Statement for the 2001 Annual Meeting and is incorporated herein by reference.

Item 11.  Executive Compensation

          The information required by Item 11 of Form 10-K appear in the Company's Proxy Statement for the 2001 Annual Meeting and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information required by Item 12 of Form 10-K appear in the Company's Proxy Statement for the 2001 Annual Meeting and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          The information required by Item 13 of Form 10-K appear in the Company's Proxy Statement for the 2001 Annual Meeting and is incorporated herein by reference.

Part IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a). Certain documents filed as part of the Form 10-K - The financial statements of the Company required in response to this Item are incorporated by reference from Item 8 of this Report.

(b).      Reports on Form 8-K - None.

(c). Exhibits required by item 601 of Regulation S-K - Exhibit 21 - Subsidiaries of the registrant included herein.

(d).      Financial statement schedules required by Regulation S-X - None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) Of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        COMMUNITY BANKSHARES INCORPORATED

/s/ Nathan S. Jones, 3rd                           /s/ Ray A. Fleming
------------------------                           ------------------
Nathan S. Jones, 3rd                               Ray A. Fleming
President and Chief Executive Officer              Senior Vice President and Chief Financial Officer
Date:     March 27, 2001                           Date: March 27, 2001
------------------------                           --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




/s /Sam T. Beale                                   Date: March 27, 2001
----------------------------------                 --------------------
Sam T. Beale, Director


/s/ David E. Hudgins                               Date: March 27, 2001
----------------------------------                 --------------------
David E. Hudgins, Director


/s/ Richard C. Huffman                             Date: March 27, 2001
----------------------------------                 --------------------
Richard C. Huffman, Director


/s/ Nathan S. Jones, 3rd                           Date: March 27, 2001
----------------------------------                 --------------------
Nathan S. Jones, 3rd, Director


/s/ Vernon E. LaPrade, Jr.                         Date: March 27, 2001
----------------------------------                 --------------------
Vernon E. LaPrade, Jr., Director


/s/ Jack W. Miller, Jr.                            Date: March 27, 2001
----------------------------------                 --------------------
Jack W. Miller, Jr., Director


/s/ H. E. Richeson                                 Date: March 27, 2001
----------------------------------                 --------------------
H. E. Richeson, Director



----------------------------------                 --------------------
Alvin L. Sheffield, Director


/s/ Harold L. Vaughan                              Date: March 27, 2001
----------------------------------                 --------------------
Harold L. Vaughan, Director
