Form 10-Q
period 2001-03-31
COMMUNITY BANKSHARES INC /VA/
filed 2001-05-10
CIK 742279

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                ______________

                                   FORM 10-Q
                         QUARTERLY REPORT PURSUANT TO
                          SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2001

                          Commission File No. 0-13100
                                ______________

                       COMMUNITY BANKSHARES INCORPORATED
            (Exact name of registrant as specified in its charter)

             Virginia                               54-1290793
     ------------------------                   -------------------
     (State of incorporation)                    (I.R.S. Employer
                                                Identification No.)


      11500 West Broad Street, P. O. Box 29569, Richmond, Virginia 23242
      ------------------------------------------------------------------
                   (Address of principal executive offices)

                                (804) 360-2222
                        -------------------------------
                        (Registrant's telephone number)

                                 ______________

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class        Name of exchange on which registered
  -----------------------------    ------------------------------------
  Common Stock, $3.00 par value                   NASDAQ

                                 ______________

       Securities registered pursuant to Section 12(G) of the Act:  None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X.  No   .
                                               --      --

                                 ______________

The number of shares of common stock of the Registrant outstanding as of March 31, 2001 was 2,742,576.
===============================================================================

                       COMMUNITY BANKSHARES INCORPORATED
                       ---------------------------------

                                   FORM 10-Q

                                March 31, 2001

                                     INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Consolidated Balance Sheets as of March 31, 2001
            (Unaudited) and December 31, 2000.............................   3

         Consolidated Statements of Income for the three months
            ended March 31, 2001 and 2000 (Unaudited).....................   4

         Consolidated Statements of Changes in Stockholders' Equity for
            the three months ended March 31, 2001 and 2000 (Unaudited)....   5

         Consolidated Statements of Cash Flows for the three
            months ended March 31, 2001 and 2000 (Unaudited)..............   6

         Notes to Consolidated Statements (Unaudited).....................   7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................   8

Item 3.  Quantitative and Qualitative Disclosures Regarding
            Market Risk...................................................  11

Part II. Other Information

Item 1.  Legal Proceedings................................................  12

Item 2.  Changes in Securities............................................  12

Item 3.  Defaults Upon Senior Securities..................................  12

Item 4.  Results of Votes of Security Holders.............................  12

Item 5.  Other Information................................................  12

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits - Financial Data Schedule, Exhibit 27...............  12
         (b) Reports on Form 8-K..........................................  12

CONSOLIDATED BALANCE SHEETS
Community Bankshares Incorporated and Subsidiary


                                                                                    (Unaudited)
                                                                                     March 31,           December 31,
(In thousands, except per share data)                                                  2001                  2000
---------------------------------------------------------------------------------------------------------------------
ASSETS
=====================================================================================================================
Cash and cash equivalents:
    Cash and due from banks                                                         $ 17,318               $ 13,188
    Federal funds sold                                                                17,987                 15,583
--------------------------------------------------------------------------------------------------------------------
         Total cash and due from  banks                                               35,305                 28,771
--------------------------------------------------------------------------------------------------------------------
Securities available for sale, at fair value                                          54,959                 57,700
Securities held to maturity (fair value, $5,170 - March 31, 2001;
    $5,351 - December 31, 2000)                                                        5,108                  5,345
Total loans                                                                          300,074                292,069
Allowance for loan losses                                                             (3,235)                (3,176)
--------------------------------------------------------------------------------------------------------------------
    Net loans                                                                        296,839                288,893
--------------------------------------------------------------------------------------------------------------------
Bank premises and equipment, net                                                       7,335                  7,413
Accrued interest receivable                                                            2,620                  2,788
Other real estate owned                                                                1,048                  1,046
Other assets                                                                           3,425                  4,083
--------------------------------------------------------------------------------------------------------------------
         Total assets                                                               $406,639               $396,039
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
====================================================================================================================
Deposits:
    Noninterest-bearing deposits                                                    $ 62,609               $ 55,869
    Interest-bearing deposits                                                        299,800                296,662
--------------------------------------------------------------------------------------------------------------------
         Total deposits                                                              362,409                352,531
--------------------------------------------------------------------------------------------------------------------
Accrued interest payable                                                               1,322                  1,396
Other liabilities                                                                      1,737                  2,586
Guaranteed ESOP debt                                                                     600                    763
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                           366,068                357,276
--------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
====================================================================================================================
Common stock, par value $3 per share, authorized 20,000,000 shares, shares
    issued March 31, 2001 - 2,742,576; December 31, 2000 - 2,735,576                   8,228                  8,207
Capital surplus                                                                        3,800                  3,901
Retained earnings                                                                     29,049                 28,164
Accumulated other comprehensive income (loss), net of tax                                 94                   (746)
Unearned ESOP shares                                                                    (600)                  (763)
--------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                   40,571                 38,763
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                 $406,639               $396,039
====================================================================================================================
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Community Bankshares Incorporated and Subsidiary


(In thousands, except share data) Three Months Ended March 31,                     2001             2000
------------------------------------------------------------------------------------------------------------
Interest Income
============================================================================================================
Interest and fees on loans                                                     $    6,827        $    6,151
Interest on securities:
     U.S. government and agencies                                                     733               819
     States and political subdivisions                                                170               175
     Other                                                                             15                37
Interest on federal funds sold                                                        195                67
------------------------------------------------------------------------------------------------------------
         Total interest income                                                      7,940             7,249
------------------------------------------------------------------------------------------------------------
Interest Expense
============================================================================================================
Interest on deposits                                                                3,769             2,987
Interest on federal funds purchased                                                     -                55
------------------------------------------------------------------------------------------------------------
         Total interest expense                                                     3,769             3,042
------------------------------------------------------------------------------------------------------------
Net interest income                                                                 4,171             4,207
Provision for loan losses                                                              75               119
------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses                        4,096             4,088
------------------------------------------------------------------------------------------------------------
Noninterest Income
============================================================================================================
Service charges on deposit accounts and other fees                                    585               515
Securities gains                                                                       12                 -
Gain on sale of other real estate                                                       -                13
Other operating income                                                                 57                27
------------------------------------------------------------------------------------------------------------
         Total noninterest income                                                     654               555
------------------------------------------------------------------------------------------------------------
Noninterest Expense
============================================================================================================
Salaries and benefits                                                               1,713             1,575
Occupancy and equipment expense                                                       454               308
Other operating expense                                                               625               685
------------------------------------------------------------------------------------------------------------
         Total noninterest expense                                                  2,792             2,568
------------------------------------------------------------------------------------------------------------
Earnings
============================================================================================================
Income before income taxes                                                          1,958             2,075
Income tax expense                                                                    553               671
------------------------------------------------------------------------------------------------------------
Net Income                                                                     $    1,405        $    1,404
============================================================================================================

Earnings Per Share
============================================================================================================
Net income per common share:
     Basic                                                                     $     0.51        $     0.52
     Diluted                                                                   $     0.50        $     0.51
Average shares outstanding:
     Basic                                                                      2,738,532         2,715,185
     Diluted                                                                    2,797,245         2,767,226
============================================================================================================
See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited) Community Bankshares Incorporated and Subsidiary




                                                                                                               Unearned
                                                                            Capital               Retained       ESOP
(In thousands, except per share data)                                        Stock      Surplus   Earnings      Shares
----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001                                                    $ 8,207     $ 3,901   $ 28,164      $ (763)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                   -           -      1,405           -
     Other comprehensive income:
         Net unrealized securities gains arising during the
             period, net of deferred income taxes of $437                         -           -          -           -
         Less reclassification adjustment for gains included
             in net income, net of income tax expense of $4                       -           -          -           -

         Total comprehensive income

Issuance of common stock pursuant to exercise of stock options                   21          37          -           -
Cash settlement of options                                                        -        (138)         -           -
Cash dividends declared ($.20 per share)                                          -           -       (550)          -
Release of ESOP Shares                                                            -           -         30         163
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                                     $ 8,228     $ 3,800   $ 29,049      $ (600)
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                                                    $ 8,140     $ 3,894   $ 24,513      $ (229)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                   -           -      1,404           -
     Other comprehensive income:
         Net unrealized securities gains arising during the
             period, net of deferred income taxes of $21                          -           -          -           -
         Total comprehensive income
Issuance of common stock pursuant to exercise of stock options                   36          39          -           -
Common stock repurchased                                                         (2)        (10)         -           -
Cash dividends declared ($.18 per share)                                          -           -      (490)           -
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                                     $ 8,174     $ 3,923   $ 25,427      $ (229)
=============================================================================================================================
See Notes to Consolidated Financial Statements.



                                                                            Accumulated
                                                                               Other
                                                                           Comprehensive
(In thousands, except per share data)                                      Income (Loss)      Total
------------------------------------------------------------------------------------------------------
Balance, January 1, 2001                                                    $     (746)      $ 38,763
------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                      -          1,405
     Other comprehensive income:
         Net unrealized securities gains arising during the
             period, net of deferred income taxes of $437                          848            848
         Less reclassification adjustment for gains included
             in net income, net of income tax expense of $4                         (8)            (8)
                                                                                             --------
         Total comprehensive income                                                             2,245
                                                                                             --------
Issuance of common stock pursuant to exercise of stock options                       -             58

Cash settlement of options                                                           -           (138)

Cash dividends declared ($.20 per share)                                             -           (550)
Release of ESOP Shares                                                               -            193
------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                                     $       94       $ 40,571
======================================================================================================

------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                                                    $   (2,154)      $ 34,164
------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                      -          1,404
     Other comprehensive income:
         Net unrealized securities gains arising during the
             period, net of deferred income taxes of $21                           (41)           (41)
                                                                                             --------
         Total comprehensive income                                                             1,363
                                                                                             --------
Issuance of common stock pursuant to exercise of stock options                       -             75

Common stock repurchased                                                             -            (12)

Cash dividends declared ($.18 per share)                                             -           (490)
------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                                     $   (2,195)      $ 35,100
======================================================================================================

                See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Community Bankshares Incorporated and Subsidiary


(In thousands) Three Months Ended March 31,                                                   2001        2000
-----------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                                  $  1,405    $  1,404
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                               224         142
     Deferred income taxes                                                                        13          49
     Provision for loan losses                                                                    75         119
     Accretion (amortization) of investment securities                                           (19)         19
     Gain on sale of securities                                                                  (12)          -
     Gain on sale of other real estate                                                             -         (13)
     Loss on sale of bank premises and equipment                                                   -           4
     Release of ESOP shares                                                                       30           -
     Changes in operating assets and liabilities:
         (Increase) decrease in accrued interest receivable                                      168        (339)
         Increase (decrease) in accrued expenses                                                (397)         45
         Net change in other operating assets and liabilities                                   (564)       (152)
-----------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                            923       1,278
-----------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from maturity and redemption of securities held to maturity                             236           -
Proceeds from maturity, redemption and sale of securities
     available for sale                                                                        4,114       1,021
Purchase of investment securities available for sale                                             (62)     (1,207)
Net increase in loans                                                                         (8,021)     (8,344)
Proceeds from the sale of other real estate                                                        -         308
Capital expenditures                                                                            (146)        (56)
(Increase) decrease in other assets                                                              244         (26)
Purchase of other real estate                                                                     (2)          -
-----------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                             (3,637)     (8,304)
-----------------------------------------------------------------------------------------------------------------
Financing Activities
Net increase in deposits                                                                       9,878      18,815
Cash settlement of options                                                                      (138)          -
Decrease in federal funds purchased                                                                -      (3,597)
Dividends paid                                                                                  (550)       (490)
Common stock repurchased                                                                           -         (12)
Net proceeds from issuance of common stock                                                        58          75
-----------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                          9,248      14,791
-----------------------------------------------------------------------------------------------------------------
            Increase in cash and cash equivalents                                              6,534       7,765
Cash and cash equivalents at beginning of year                                                28,771      17,564
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                    $ 35,305    $ 25,329
=================================================================================================================

Supplemental Disclosure Of Cash Flow Information
     Interest paid                                                                          $  3,843    $  2,997
     Income taxes paid                                                                      $      -    $    324
=================================================================================================================
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made. The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period. The information reported herein should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 2000. Certain previously reported amounts have been reclassified to conform to current presentations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Community Bankshares Incorporated (the "Company" and "Community Bankshares"), a Virginia corporation, is a bank holding company headquartered in Richmond, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Commerce Bank (the "Bank"), a Virginia chartered, Federal Reserve member commercial bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law. Commerce Bank is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the "SCC"). At March 31, 2001, the Bank operated thirteen branches in the cities of Richmond, Petersburg, and Colonial Heights, and the counties of Chesterfield, Henrico, Hanover and Goochland.

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

FINANCIAL CONDITION

Total assets as of March 31, 2001 were $406.6 million, up $10.6 million from year-end 2000. Total loans, accounting for the majority of the increase, grew $8.0 million or 2.7%. Commercial loan categories accounted for the largest portion of the increase. Federal funds sold also contributed to the growth in total assets from to year-end 2000, increasing $2.4 million or 15.4% to $18.0 million. Compared to March 31, 2000, total assets increased $31.6 million or 8.4%, and total loans increased to $25.8 million or 9.4% at March 31, 2001.

Total securities available for sale as of March 31,2001 were $55.0 million, down $2.7 million or 4.8%, primarily due to an increase in the volume of government securities being called by the issuing agencies, said activity being triggered by the current interest rate environment. Approximately $3.7 million of government agency securities (i.e., FNMA, FHLMC, etc.) were called during the first quarter of 2001. The current interest rate environment has also affected the market value of the securities available for sale portfolio, as reflected by the increase in the portfolio's value by approximately $1.2 million since December 31, 2000.

Total deposits as of March 31, 2001 stood at $362.4 million, an increase of $9.9 million or 2.8% over the $352.5 million recorded at December 31, 2000. Approximately seventy percent of this increase was attributable to the growth in noninterest-bearing deposits. Total interest-bearing deposits were $299.8 million at quarter-end 2001. Compared to March 31, 2000, total deposits at March 31, 2001 increased $25.2 million or 7.5%

RESULTS OF OPERATIONS

First quarter 2001 net income totaled $1.4 million. During a quarter marked by a challenging interest rate environment and restrained economic activity, the Company's steady earnings resulted in earnings per diluted share of $.50 for the quarter compared with $.51 per diluted share for the prior year quarter. Although earnings for the current quarter were slightly higher than a year earlier, earnings per diluted share declined $.01 due to higher average diluted shares outstanding for the first quarter of 2001 versus 2000.

Total interest income for the three months ended March 31, 2001 rose $691 thousand to $7.9 million, an increase of 9.5% over the prior year quarter. This was principally driven by a $25.8 million increase in total loans to $300.1 million. Commercial loan categories accounted for the majority of the loan growth. Noninterest income increased 17.8 percent to $654 thousand, with higher levels of service charges on deposit accounts and other fees accounting for most of the increase. Total interest expense increased 23.9% to $3.8 million, as total interest-bearing deposits grew $17.9 million, or 6.3%, to $299.8 million at March 31, 2001. This growth was primarily attributable to the Company's promotion of its fifteen-month maturity, certificate of deposit product during the second and third quarter of 2000. Noninterest-bearing deposits had grown to $62.6 million as of March 31, 2001, an increase of $7.3 million or 13.2% from a year earlier. Noninterest expense increased 8.7% to $2.8 million for the three months ended March 31, 2001, due primarily to higher occupancy and equipment cost related to the Company's new data processing and operating systems housed in the operations center that was opened during the third quarter of last year.

The return on average equity and return on average assets was 14.36% and 1.45%, respectively for the three months ended March 31, 2001.

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

The allowance for loan losses totaled $3.2 million at March 31, 2001. The allowance for loan losses to period end loans was 1.08% at March 31, 2001 compared to 1.09% and 1.05% at December 31, 2000 and March 31, 2000, respectively. The provision for loan losses was $75 thousand for the first quarter of 2001. Net of charge-offs, the first quarter 2001 provision, added $59 thousand to the allowance for loan losses.

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $3.4 million at quarter-end March, 2001, lower by $53 thousand compared to year-end 2000. Nonaccrual loans totaled $971 thousand, an increase of $250 thousand over December 31, 2000. Loans past due 90 days or more totaled $1.4 million at March 31, 2001, down $305 thousand from year-end 2000, and other real estate owned at $1.0 million was essentially unchanged from year-end 2000. Management does not expect to incur any material losses related to nonperforming assets.

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

The Company's Tier I capital position capital was $40.5 million at March 31, 2001, or 12.97% of risk-weighted assets. Total risk-based capital was $43.7 million or 14.01% of risk-weighted assets.

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

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements. The Company may also make written forward-looking statements in periodic reports to the Securities and Exchange Commission, proxy statements, offering circulars and prospectuses, press releases and other written materials and oral statements made by Community Bankshares' officers, directors or employees to third parties. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. These statements are based on beliefs and assumptions of the Company's management, and on information currently available to such management. Forward-looking statements include statements preceded by, followed by or that include the words "believes," "expects," "estimates," "anticipates," "plans," or similar expressions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

There have been no material changes from the information provided in the December 31, 2000 Form 10-K.

Part II.  OTHER INFORMATION

Item: 1   Legal proceedings

          There are no material legal proceedings to which the Registrant or its subsidiary are involved in other than legal proceedings occurring in the ordinary course of business, which are deemed immaterial.

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


COMMUNITY BANKSHARES INCORPORATED

/s/Nathan S. Jones, 3/rd/
-----------------------
Nathan S. Jones, 3/rd/
President and Chief Executive Officer



/s/Ray A. Fleming
-----------------
Ray A. Fleming
Chief Financial Officer


Date:  May 7, 2001