Form 10-Q
period 2001-06-30
COMMUNITY BANKSHARES INC /VA/
filed 2001-08-10
CIK 742279

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                 ______________

                                   FORM 10-Q
                          QUARTERLY REPORT PURSUANT TO
                           SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2001

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

       11500 West Broad Street, P. O. Box 29569, Richmond, Virginia 23242
                    (Address of principal executive offices)

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
                                              ---    ---

                                 ______________

The number of shares of common stock of the Registrant outstanding as of June 30, 2001 was 2,773,971.

                       COMMUNITY BANKSHARES INCORPORATED

                                   FORM 10-Q

                                 June 30, 2001

                                     INDEX


                                                                                 Page
                                                                                 ----
Part I.  Financial Information
Item 1.     Consolidated Balance Sheets as of June 30, 2001
               (Unaudited) and December 31, 2000...................................3

            Consolidated Statements of Income for the three months and six months ended June 30, 2001 and 2000 (Unaudited)............................4

            Consolidated Statements of Changes in Stockholders' Equity for
               the six months ended June 30, 2001 and 2000 (Unaudited).............5

            Consolidated Statements of Cash Flows for the six
               months ended June 30, 2001 and 2000 (Unaudited).....................6

            Notes to Consolidated Statements (Unaudited)...........................7

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................................8

Item 3.     Quantitative and Qualitative Disclosures Regarding
               Market Risk........................................................13

Part II.    Other Information

Item 1.     Legal Proceedings.....................................................13

Item 2.     Changes in Securities.................................................13

Item 3.     Defaults Upon Senior Securities.......................................13

Item 4.     Results of Votes of Security Holders..................................13

Item 5.     Other Information.....................................................13

Item 6.     Exhibits and Reports on Form 8-K
            (a) Exhibits - Financial Data Schedule, Exhibit 27....................13
            (b) Reports on Form 8-K...............................................13


CONSOLIDATED BALANCE SHEETS
Community Bankshares Incorporated and Subsidiary


                                                                                    (Unaudited)
                                                                                     June 30,         December 31,
(In thousands, except share data)                                                       2001              2000
------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents:
     Cash and due from banks                                                           $ 15,403          $ 13,188
     Federal funds sold                                                                  37,579            15,583
------------------------------------------------------------------------------------------------------------------
         Total cash and due from banks                                                   52,982            28,771
------------------------------------------------------------------------------------------------------------------
Securities available for sale, at fair value                                             48,454            57,700
Securities held to maturity (fair value, $4,954 - June 30, 2001;
     $5,351 - December 31, 2000)                                                          4,847             5,345
Total loans                                                                             299,136           292,069
Allowance for loan losses                                                                (3,241)           (3,176)
------------------------------------------------------------------------------------------------------------------
     Net loans                                                                          295,895           288,893
------------------------------------------------------------------------------------------------------------------
Bank premises and equipment, net                                                          7,343             7,413
Accrued interest receivable                                                               2,251             2,788
Other real estate owned                                                                     953             1,046
Other assets                                                                              3,692             4,083
------------------------------------------------------------------------------------------------------------------
         Total assets                                                                 $ 416,417         $ 396,039
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing deposits                                                      $ 63,612          $ 55,869
     Interest-bearing deposits                                                          308,291           296,662
------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                 371,903           352,531
------------------------------------------------------------------------------------------------------------------
Accrued interest payable                                                                  1,332             1,396
Other liabilities                                                                         1,000             2,586
Guaranteed ESOP debt                                                                        550               763
------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                              374,785           357,276
------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Common stock, par value $3 per share, authorized 20,000,000 shares, shares
      issued June 30, 2001 - 2,773,971; December 31, 2000 - 2,735,576                     8,322             8,207
Capital surplus                                                                           3,924             3,901
Retained earnings                                                                        29,888            28,164
Accumulated other comprehensive income (loss), net of tax                                    48              (746)
Unearned ESOP shares                                                                       (550)             (763)
------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                      41,632            38,763
------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                   $ 416,417         $ 396,039
------------------------------------------------------------------------------------------------------------------




See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Community Bankshares Incorporated and Subsidiary



                                                                          Three Months Ended                 Six Months Ended
                                                                               June 30,                          June 30,
                                                                   ----------------------------------------------------------------
(In thousands, except share data)                                         2001             2000            2001              2000
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income
-----------------------------------------------------------------------------------------------------------------------------------
Interest and fees on loans                                             $ 6,606           $ 6,554        $ 13,433          $ 12,705
Interest on securities:
     U.S. government and agencies                                          628               810           1,361             1,629
     States and political subdivisions                                     171               172             341               347
     Other                                                                  14                42              29                79
Interest on federal funds sold                                             272               161             467               228
-----------------------------------------------------------------------------------------------------------------------------------
         Total interest income                                           7,691             7,739          15,631            14,988
-----------------------------------------------------------------------------------------------------------------------------------
Interest Expense
-----------------------------------------------------------------------------------------------------------------------------------
Interest on deposits                                                     3,718             3,383           7,487             6,370
Interest on federal funds purchased                                          -                25               -                80
-----------------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                          3,718             3,408           7,487             6,450
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                      3,973             4,331           8,144             8,538
Provision for loan losses                                                  125               280             200               399
-----------------------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses             3,848             4,051           7,944             8,139
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest Income
-----------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts and other fees                         564               634           1,149             1,149
Securities gains                                                             8                 8              20                 8
Gain on sale of other real estate                                           24               114              24               127
Other operating income                                                     225                32             282                59
-----------------------------------------------------------------------------------------------------------------------------------
         Total noninterest income                                          821               788           1,475             1,343
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest Expense
-----------------------------------------------------------------------------------------------------------------------------------
Salaries and benefits                                                    1,669             1,536           3,382             3,111
Occupancy and equipment expense                                            461               342             915               650
Other operating expense                                                    634               684           1,259             1,369
-----------------------------------------------------------------------------------------------------------------------------------
         Total noninterest expense                                       2,764             2,562           5,556             5,130
-----------------------------------------------------------------------------------------------------------------------------------
Earnings
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               1,905             2,277           3,863             4,352
Income tax expense                                                         525               674           1,078             1,345
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                             $ 1,380           $ 1,603         $ 2,785           $ 3,007
-----------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share
-----------------------------------------------------------------------------------------------------------------------------------
Net income per common share:
     Basic                                                              $ 0.50            $ 0.59          $ 1.01            $ 1.11
     Diluted                                                            $ 0.49            $ 0.58          $ 0.99            $ 1.09
Average shares outstanding:
     Basic                                                           2,749,623         2,725,605       2,744,108         2,725,605
     Diluted                                                         2,775,425         2,786,871       2,811,801         2,758,853
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited) Community Bankshares Incorporated and Subsidiary


                                                                                                 Accumulated
                                                                                                   Other       Unearned
                                                                Common   Capital    Retained    Comprehensive    ESOP
(In thousands, except per share data)                           Stock    Surplus    Earnings    Income (Loss)   Shares     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001                                        $8,207    $3,901    $ 28,164    $   (746)      $ (763)    $ 38,763
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                        2,785                                 2,785
     Other comprehensive income:
        Net unrealized securities gains arising during the
           period, net of deferred income taxes of $415                                              807                       807
        Less reclassification adjustment for gains included
           in net income, net of income taxes of $7                                                  (13)                      (13)
                                                                                                                       ------------
        Total comprehensive income                                                                                           3,579
                                                                                                                       ------------
Issuance of common stock pursuant to exercise of
     stock options                                                 115       161                                               276
Cash settlement of options                                                  (138)                                             (138)
Cash dividends declared - $.40 per share                                              (1,101)                               (1,101)
Release of ESOP Shares                                                                    40                      213          253
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                                          $8,322    $3,924    $ 29,888    $     48       $ (550)    $ 41,632
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                                        $8,140    $3,894    $ 24,513    $ (2,154)      $ (229)    $ 34,164
Comprehensive income:
     Net income                                                                        3,007                                 3,007
     Other comprehensive income:
        Net unrealized securities losses arising during the
           period, net of deferred income taxes of $31                                               (61)                      (61)
                                                                                                                       ------------
        Total comprehensive income                                                                                           2,946
                                                                                                                       ------------
Issuance of common stock pursuant to exercise of
     stock option plans                                             84       101                                               185
Common stock repurchased                                            (2)      (10)                                              (12)
Cash dividends declared - $.37 per share                                              (1,010)                               (1,010)
Leveraged ESOP stock purchase                                                                                    (480)        (480)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                                          $8,222    $3,985    $ 26,510    $ (2,215)      $ (709)    $ 35,793
-----------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Community Bankshares Incorporated and Subsidiary



(In thousands) Six Months Ended June 30,                                                       2001         2000
------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                                   $ 2,785      $ 3,007
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                               454          240
     Deferred income taxes                                                                        31          (65)
     Provision for loan losses                                                                   200          399
     Provision for losses on other real estate owned                                               3           12
     Accretion of investment securities                                                          (35)         (62)
     Gain on sale of securities                                                                  (20)          (8)
     Gain on sale of other real estate                                                           (24)        (127)
     Gain on sale of bank premises and equipment                                                  (2)           -
     Release of ESOP shares                                                                       40            -
     Changes in operating assets and liabilities:
         (Increase) decrease in accrued interest receivable                                      537         (192)
         Increase (decrease) in accrued expenses                                                (399)         209
         Net change in other operating assets and liabilities                                 (1,619)      (1,069)
------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                          1,951        2,344
------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from maturity and redemption of securities held to maturity                             500          587
Proceeds from maturity, redemption and sale of securities
     available for sale                                                                       10,601        1,973
Purchase of investment securities available for sale                                             (93)        (549)
Net increase in loans                                                                         (7,516)     (14,878)
Proceeds from the sale of other real estate                                                      440        1,152
Proceeds from sale of property and equipment                                                       2            -
Capital expenditures                                                                            (384)        (570)
Decrease in other assets                                                                         313            2
Purchase of other real estate                                                                    (12)      (1,026)
------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) investing activities                                3,851      (13,309)
------------------------------------------------------------------------------------------------------------------
Financing Activities
Net increase in deposits                                                                      19,372       23,408
Cash settlement of options                                                                      (138)           -
Decrease in federal funds purchased                                                                -       (2,137)
Dividends paid                                                                                (1,101)      (1,010)
Common stock repurchased                                                                           -          (12)
Net proceeds from issuance of common stock                                                       276          185
-----------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                         18,409       20,434
-----------------------------------------------------------------------------------------------------------------
            Increase in cash and cash equivalents                                             24,211        9,469
Cash and cash equivalents at beginning of year                                                28,771       17,564
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                     $52,982      $27,033
-----------------------------------------------------------------------------------------------------------------

Supplemental Disclosure Of Cash Flow Information
     Interest paid                                                                           $ 7,552      $ 6,241
     Income taxes paid                                                                       $ 1,151      $ 1,400
------------------------------------------------------------------------------------------------------------------

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Community Bankshares Incorporated (the "Company" and "Community Bankshares"), a Virginia corporation, is a bank holding company headquartered in Richmond, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Commerce Bank (the "Bank"), a Virginia chartered, Federal Reserve member commercial bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law. Commerce Bank is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the "SCC"). At June 30, 2001, the Bank operated thirteen branches in the cities of Richmond, Petersburg, and Colonial Heights, and the counties of Chesterfield, Henrico, Hanover and Goochland.

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

FINANCIAL CONDITION

Total assets as of June 30, 2001 were $416.4 million, up $20.4 million from year-end 2000. Total loans, accounting for the majority of the increase, grew $7.1 million or 2.4%. Commercial loan categories accounted for the largest portion of the increase. Federal funds sold also contributed to the growth in total assets from year-end 2000, increasing $22.0 million to $37.6 million. Compared to June 30, 2000, total assets increased $34.6 million or 9.1%, and total loans increased $18.4 million or 6.6% at June 30, 2001.

Total securities available for sale as of June 30, 2001 were $48.5 million, down $9.3 million or 16.0%, primarily due to an increase in the volume of government securities being called by the issuing agencies as a result of the current interest rate environment. Approximately $8.3 million of government agency securities (i.e., FNMA, FHLMC, etc.) were called during the first six months of 2001. The current rate environment has positively affected the market value of the securities available for sale portfolio, increasing the market value by approximately $1.2 million since December 31, 2000.

Total deposits as of June 30, 2001 stood at $371.9 million, an increase of $19.4 million or 5.5% over the $352.5 million recorded at December 31, 2000. Approximately $7.7 million of this increase was attributable to growth in noninterest-bearing deposits. Total interest-bearing deposits were $308.3 million at quarter-end June 2001, up $11.7 million since year-end 2000. Compared to June 30, 2000, total deposits increased $30.1 million or 8.8%.

RESULTS OF OPERATIONS

Net income for the three months ended June 2001 totaled $1.4 million, or $.49 per diluted share, compared with $1.6 million, or $.58 per diluted share, a year earlier. The decline was primarily due to the narrowing of the Company's net interest margin, with four rate cuts by the Federal Reserve during the quarter being a notable factor. Net income for the year was $2.8 million, or $.99 per diluted share, compared with $3.0 million, or $1.09 per diluted, share for 2000.

Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. Total interest income for the second quarter of 2001 was essentially unchanged from the prior year quarter decreasing $48 thousand. During the second quarter, approximately $4.8 million in investment securities were called resulting in lower earnings on the Company's securities portfolio. The other primary factor affecting interest income was the additional reductions, totaling 125 basis points, in the prime interest rate during the quarter. While the loan portfolio continued to grow, the impact of lower interest rates on the loan portfolio was sufficient to offset the increase in interest income derived from new loan activity.

Total interest expense for the quarter ended June 30, 2001 increased 9.1% to $3.7 million, up $310 thousand over the same period one year earlier. This increase was due primarily to an increase in the volume of interest-bearing liabilities, principally certificates of deposit maturing in less than two years.

For the three months ended June 30, 2001, noninterest income was essentially unchanged increasing 4.2% to $821 thousand. Noninterest expense of $2.8 million for the quarter reflected an increase of $202 thousand or 7.9% over the same prior year period. Salaries and employee benefits, the largest component of noninterest expense, increased 8.7% to $1.7 million due to higher staffing levels and normal merit increases. Occupancy and equipment costs were up $119 thousand, due mainly to higher occupancy and equipment cost related to the Company's new data processing and operating systems housed in the operations center opened during the third quarter of last year.

Reflecting the sustained soft economic environment, total interest income for the six-months ended June 2001 rose $643 thousand to $15.6 million, an increase of 4.3 percent over the comparable prior year period. This increase was principally driven by the $7.1 million growth in total loans to $299.1 million. Interest income derived from the higher loan volume was sufficient to offset approximately $1.0 million in reduced interest income attributed essentially to the six reductions in prime rate that occurred over the comparable periods. The Company's prime interest rate was 275 basis points lower on June 30, 2001 than a year earlier.

Total interest expense increased 16.1 percent, or $1.0 million, to $7.5 million for the six-months ended June 2001, as total interest-bearing deposits grew $11.6 million to $308.3 million by period end. The comparable period growth was primarily attributable to the Company's fifteen-month maturity, certificate of deposit product promoted during the second and third quarter of 2000. The volume increase in this deposit product was the primary expense driver contributing to the compression of the net interest margin. Deposit growth accounted for an increase in interest expense of approximately $2.3 million, while softening deposit rates reduced interest expense by approximately $1.3 million. The majority of the fifteen-month, certificates of deposit will mature during the third quarter of this year. The net interest margin should improve as these and other deposit products are re-priced over the remainder of 2001. Noninterest-bearing deposits grew to $63.6 million as of June 30, 2001, an increase of $7.7 million, or 13.9 percent, from a year earlier.

Noninterest income increased 9.8 percent, or $132 thousand, to $1.5 million for the first six months of 2001. Noninterest expense increased 8.3 percent, or $426 thousand, to $5.6 million over the same period. This increase was primarily due to higher occupancy and equipment cost related to the Company's new data processing and operating systems housed in the operations center opened during the third quarter of last year. Increased salary and benefit costs resulting from higher staffing levels and merit increases was responsible for the remainder of the growth in noninterest expense.

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

The allowance for loan losses totaled $3.2 million as of June 30, 2001. The allowance for loan losses to period end loans was 1.08% at June 30, 2001 compared to 1.09% at December 31, 2000 and June 30, 2000, respectively. The provision for loan losses was $125 thousand for the second quarter of 2001, raising to total amount provided for the year to $200 thousand. Net charge-offs were $119 thousand for the second quarter of 2001 bringing total net charge-offs for the year to $135 thousand or 0.09% of average loans on an annualized basis.

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $3.9 million at quarter-end June 2001, higher by $441 thousand compared to year-end 2000. Nonaccrual loans totaled $988 thousand, an increase of $267 thousand over December 31, 2000. Loans past due 90 days or more totaled $2.0 million at June 30, 2001, up $267 thousand from year-end 2000, and other real estate owned at $953 thousand, was down $93 thousand from year-end 2000. Management does not expect to incur any material losses related to nonperforming assets.

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

The Company's Tier I capital was $41.6 million at June 30, 2001, or 14.05% of risk-weighted assets. Total risk-based capital was $44.9 million or 15.14% of risk-weighted assets.

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

OTHER INFORMATION

On June 29, 2001, the Company announced it had signed a non-binding letter of intent for the acquisition of Community Bankshares by SouthTrust Corporation headquartered in Birmingham, Alabama. The proposed merger would include an exchange of 1.5904 shares of SouthTrust stock for each outstanding share of Community Bankshares stock. The proposed merger, which is contingent on the completion of due diligence, execution of a definitive agreement and other customary approvals and conditions, is expected to be completed in the fourth quarter of 2001. SouthTrust Corporation ( www.southtrust.com ) is a $47 billion regional bank holding company that operates more than 650 banking and loan offices and 800 ATMs in nine southern states.

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


Date:  August 9, 2001