Form 10-Q
period 2001-09-30
COMMUNITY BANKSHARES INC /VA/
filed 2001-11-14
CIK 742279

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                 ______________

                                    FORM 10-Q
                          QUARTERLY REPORT PURSUANT TO
                           SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

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

                                 ______________

The number of shares of common stock of the Registrant outstanding as of September 30, 2001 was 2,782,676.

                       COMMUNITY BANKSHARES INCORPORATED
                       ---------------------------------

                                   FORM 10-Q

                             Septemberber 30, 2001

                                     INDEX
                                                                            Page
                                                                            ----
Part I.     Financial Information


Item 1.     Consolidated Balance Sheets as of September 30, 2001
            (Unaudited) and December 31, 2000..............................    3

            Consolidated Statements of Income for the three months and nine
            months ended September 30, 2001 and 2000 (Unaudited) ..........    4

            Consolidated Statements of Changes in Stockholders' Equity for
            the three months and nine months ended September 30,  2001
            and 2000 (Unaudited)...........................................    5

            Consolidated Statements of Cash Flows for the nine
            months ended September 30, 2001 and 2000 (Unaudited)...........    6

            Notes to Consolidated Statements (Unaudited)...................    7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................    8

Item 3.     Quantitative and Qualitative Disclosures Regarding
            Market Risk....................................................   12

Part II.    Other Information

Item 1.     Legal Proceedings..............................................   12

Item 2.     Changes in Securities..........................................   12

Item 3.     Defaults Upon Senior Securities................................   12

Item 4.     Results of Votes of Security Holders...........................   12

Item 5.     Other Information..............................................   12

Item 6.     Exhibits and Reports on Form 8-K
            (a) Exhibits - Financial Data Schedule, Exhibit 27.............   12
            (b) Reports on Form 8-K........................................   12

CONSOLIDATED BALANCE SHEETS
Community Bankshares Incorporated and Subsidiary


                                                                                                  (Unaudited)
                                                                                                 September 30,       December 31,
(In thousands, except share data)                                                                     2001               2000
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents:
     Cash and due from banks                                                                       $  20,448          $  13,188
     Federal funds sold                                                                               32,780             15,583
--------------------------------------------------------------------------------------------------------------------------------
         Total cash and due from banks                                                                53,228             28,771
--------------------------------------------------------------------------------------------------------------------------------
Securities available for sale, at fair value                                                          44,962             57,700
Securities held to maturity (fair value, $4,727 - September 30, 2001;
     $5,351 - December 31, 2000)                                                                       4,582              5,345
Total loans                                                                                          293,762            292,069
Allowance for loan losses                                                                             (3,238)            (3,176)
--------------------------------------------------------------------------------------------------------------------------------
     Net loans                                                                                       290,524            288,893
--------------------------------------------------------------------------------------------------------------------------------
Bank premises and equipment, net                                                                       7,214              7,413
Accrued interest receivable                                                                            2,129              2,788
Other real estate owned                                                                                1,179              1,046
Other assets                                                                                           3,393              4,083
--------------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                              $ 407,211          $ 396,039
================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Deposits:
     Noninterest-bearing deposits                                                                  $  62,757          $  55,869
     Interest-bearing deposits                                                                       298,960            296,662
--------------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                              361,717            352,531
--------------------------------------------------------------------------------------------------------------------------------
Accrued interest payable                                                                               1,081              1,396
Other liabilities                                                                                        992              2,586
Guaranteed ESOP debt                                                                                     500                763
--------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                           364,290            357,276
--------------------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Common stock, par value $3 per share, authorized 20,000,000 shares, shares
      issued September 30, 2001 - 2,782,676; December 31, 2000 - 2,735,576                             8,348              8,207
Capital surplus                                                                                        3,954              3,901
Retained earnings                                                                                     30,668             28,164
Accumulated other comprehensive income (loss), net of tax                                                451               (746)
Unearned ESOP shares                                                                                    (500)              (763)
--------------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                                   42,921             38,763
--------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                                $ 407,211          $ 396,039
================================================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Community Bankshares Incorporated and Subsidiary

                                                                        Three Months Ended                  Nine Months Ended
                                                                           September 30,                       September 30,
                                                                  ----------------------------------------------------------------
(In thousands, except share data)                                      2001              2000             2001              2000
----------------------------------------------------------------------------------------------------------------------------------
Interest Income
----------------------------------------------------------------------------------------------------------------------------------
Interest and fees on loans                                       $    6,333        $    6,734        $   19,766        $   19,439
Interest on securities:
     U.S. government and agencies                                       612               792             1,973             2,421
     States and political subdivisions                                  117               170               458               517
     Other                                                               13                74                42               153
Interest on federal funds sold                                          265               297               732               525
----------------------------------------------------------------------------------------------------------------------------------
         Total interest income                                        7,340             8,067            22,971            23,055
----------------------------------------------------------------------------------------------------------------------------------
Interest Expense
----------------------------------------------------------------------------------------------------------------------------------
Interest on deposits                                                  3,224             3,802            10,711            10,172
Interest on federal funds purchased                                       -                 2                 -                82
----------------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                       3,224             3,804            10,711            10,254
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   4,116             4,263            12,260            12,801
Provision for loan losses                                                90               130               290               529
----------------------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses          4,026             4,133            11,970            12,272
----------------------------------------------------------------------------------------------------------------------------------
Noninterest Income
----------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts and other fees                      545               619             1,694             1,768
Securities gains                                                         20                 -                40                 8
Gain on sale of other real estate                                         -                 -                24               127
Other operating income                                                  143                36               425                95
----------------------------------------------------------------------------------------------------------------------------------
         Total noninterest income                                       708               655             2,183             1,998
----------------------------------------------------------------------------------------------------------------------------------
Noninterest Expense
----------------------------------------------------------------------------------------------------------------------------------
Salaries and benefits                                                 1,717             1,692             5,099             4,803
Occupancy and equipment expense                                         499               315             1,414               965
Other operating expense                                                 675               695             1,934             2,064
----------------------------------------------------------------------------------------------------------------------------------
         Total noninterest expense                                    2,891             2,702             8,447             7,832
----------------------------------------------------------------------------------------------------------------------------------
Earnings
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                            1,843             2,086             5,706             6,438
Income tax expense                                                      512               692             1,590             2,037
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                       $    1,331        $    1,394        $    4,116        $    4,401
==================================================================================================================================

Earnings Per Share
----------------------------------------------------------------------------------------------------------------------------------
Net income per common share:
     Basic                                                       $     0.48        $     0.51        $     1.49        $     1.62
     Diluted                                                     $     0.47        $     0.50        $     1.46        $     1.59
Average shares outstanding:
     Basic                                                        2,778,387         2,730,022         2,752,550         2,730,022
     Diluted                                                      2,778,107         2,783,060         2,816,497         2,756,963
==================================================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited) Community Bankshares Incorporated and Subsidiary

                                                                                           Accumulated
                                                                                              Other       Unearned
                                                       Common     Capital    Retained     Comprehensive     ESOP
(In thousands, except per share data)                   Stock     Surplus    Earnings     Income (Loss)    Shares      Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2001                               $ 8,207    $ 3,901     $ 28,164       $ (746)      $ (763)     $ 38,763
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                  4,116                                   4,116
     Other comprehensive income:
        Net unrealized securities gains arising
           during the period, net of deferred
           income taxes of $630                                                               1,223                      1,223
        Less reclassification adjustment for
           gains included in net income, net
           of income taxes of $14                                                               (26)                       (26)
                                                                                                                    -----------
        Total comprehensive income                                                                                       5,313
                                                                                                                    -----------
Issuance of common stock pursuant to exercise of
     stock options                                         141        191                                                  332
Cash settlement of options                                           (138)                                                (138)
Cash dividends declared - $.60 per share                                        (1,656)                                 (1,656)
Release of ESOP Shares                                                              44                       263           307
-------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                            $ 8,348    $ 3,954     $ 30,668        $ 451       $ (500)     $ 42,921
===============================================================================================================================

-------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                               $ 8,140    $ 3,894     $ 24,513     $ (2,154)      $ (229)     $ 34,164
Comprehensive income:
     Net income                                                                  4,401                                   4,401
     Other comprehensive income:
        Net unrealized securities gains arising
           during the period, net of deferred
           income taxes of $305                                                                 592                        592
                                                                                                                    -----------
        Total comprehensive income                                                                                       4,993
                                                                                                                    -----------
Issuance of common stock pursuant to exercise of
     stock option plans                                     84        101                                                  185
Cash settlement of options                                            (10)                                                 (10)
Common stock repurchased                                   (15)       (71)                                                 (86)
Cash dividends declared - $.57 per share                                        (1,558)                                 (1,558)
Leveraged ESOP stock purchase                                                                               (646)         (646)
-------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                            $ 8,209    $ 3,914     $ 27,356     $ (1,562)      $ (875)     $ 37,042
===============================================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Community Bankshares Incorporated and Subsidiary

(In thousands) Nine Months Ended September 30,                                                 2001             2000
----------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                                    $ 4,116         $ 4,401
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                656             357
     Deferred income taxes                                                                         95            (105)
     Provision for loan losses                                                                    290             529
     Provision for losses on other real estate owned                                               10              18
     Accretion of investment securities                                                           (72)            (79)
     Gain on sale of securities                                                                   (40)             (8)
     Gain on sale of other real estate                                                            (24)           (127)
     Gain on sale of bank premises and equipment                                                   (2)              -
     Release of ESOP shares                                                                        44               -
     Changes in operating assets and liabilities:
         (Increase) decrease in accrued interest receivable                                       659            (372)
         Increase (decrease) in accrued expenses                                                 (315)            513
         Net change in other operating assets and liabilities                                  (1,944)           (578)
----------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                           3,473           4,549
----------------------------------------------------------------------------------------------------------------------
Investing Activities
Proceeds from maturity and redemption of securities held to maturity                              764             196
Proceeds from maturity, redemption and sale of securities
     available for sale                                                                        14,835           3,419
Purchase of investment securities available for sale                                             (167)           (641)
Net increase in loans                                                                          (2,312)        (14,372)
Proceeds from the sale of other real estate                                                       440           1,266
Proceeds from sale of property and equipment                                                        2               -
Capital expenditures                                                                             (457)         (1,699)
(Increase) decrease in other assets                                                               323            (287)
Purchase of other real estate                                                                    (168)         (1,124)
----------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) investing activities                                13,260         (13,242)
----------------------------------------------------------------------------------------------------------------------
Financing Activities
Net increase in deposits                                                                        9,186          35,803
Cash settlement of options                                                                       (138)            (10)
Decrease in federal funds purchased                                                                 -          (3,597)
Dividends paid                                                                                 (1,656)         (1,558)
Common stock repurchased                                                                            -             (86)
Net proceeds from issuance of common stock                                                        332             185
----------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                           7,724          30,737
----------------------------------------------------------------------------------------------------------------------
            Increase in cash and cash equivalents                                              24,457          22,044
Cash and cash equivalents at beginning of year                                                 28,771          17,564
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                     $ 53,228        $ 39,608
======================================================================================================================

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Community Bankshares Incorporated (the "Company" and "Community Bankshares"), a Virginia corporation, is a bank holding company headquartered in Richmond, Virginia. The Company serves the marketplace primarily through its wholly owned banking subsidiary, Commerce Bank (the "Bank"), a Virginia chartered, Federal Reserve member commercial bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law. Commerce Bank is supervised and examined by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the "SCC"). At September 30, 2001, the Bank operated thirteen branches in the cities of Richmond, Petersburg, and Colonial Heights, and the counties of Chesterfield, Henrico, Hanover and Goochland.

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

FINANCIAL CONDITION

Total assets as of September 30, 2001 were $407.2 million, up $11.2 million from year-end 2000. Federal funds sold, accounting for the majority of the increase, grew $17.2 million. Total loans also contributed to the growth in total assets from year-end 2000, increasing $1.7 million to $293.8 million. Commercial loan categories accounted for the largest portion of the increase. Compared to September 30, 2000, total assets increased $12.6 million or 3.2%, and total loans increased $13.5 million or 4.8% at September 30, 2001.

Total securities available for sale as of September 30, 2001 were $45.0 million, down $12.7 million or 22.1%, primarily due to an increase in the volume of government securities being called by the issuing agencies as a result of the current interest rate environment. Approximately $11.5 million of government agency securities (i.e., FNMA, FHLMC, etc.) were called during the first nine months of 2001. The current rate environment has positively affected the market value of the securities available for sale portfolio, increasing the market value by approximately $1.2 million since December 31, 2000.

Total deposits as of September 30, 2001 stood at $361.7 million, an increase of $9.2 million or 2.6% over the $352.5 million recorded at December 31, 2000. Approximately $6.9 million of this increase was attributable to growth in noninterest-bearing deposits. Total interest-bearing deposits were $299.0 million at quarter-end September 2001, up $2.3 million since year-end 2000. Compared to September 30, 2000, total deposits increased $7.5 million or 2.1%.

RESULTS OF OPERATIONS

Net income for the three months ended September 2001 totaled $1.3 million, or $.47 per diluted share, compared with $1.4 million, or $.50 per diluted share, a year earlier. The decline was primarily due to the narrowing of the Company's net interest margin. The most notable factor being the effect the Federal Reserve Board's continued reductions in the federal funds rate of interest has had on overall interest rates. The third quarter of 2001 effectively incurred three changes in the prime interest rate including the 25 basis point reduction by the Federal Reserve on June 28, 2001. Net income for the nine months ended September 30, 2001 was $4.1 million, or $1.46 per diluted share, compared with $4.4 million or $1.59 per diluted share for the same period in 2000.

Net interest income, the difference between the interest earned and interest paid, is the largest component of the Company's earnings and changes in it have the greatest impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. Total interest income for the third quarter of 2001 was $727 thousand or 9.0% lower than the prior year quarter. The primary factors effecting interest income was the additional 75 basis point reduction in the prime interest rate, together with continued contraction in loan demand during the quarter resulting primarily from further softening of the economy. Additionally, during the third quarter approximately $4.4 million in investment securities were called resulting in lower earnings on the Company's securities portfolio.

Total interest expense for the quarter ended September 30, 2001 decreased 15.2% to $3.2 million, down $580 thousand over the same period one year earlier. This decrease was due primarily to a decrease in the rate paid on interest-bearing liabilities, principally certificates of deposit maturing in less than two years, for the comparable periods.

For the three months ended September 30, 2001, noninterest income increased 8.1% to $708 thousand compared to the same period for 2000. Noninterest expense of $2.9 million for the quarter, reflected an increase of $189 thousand or 7.0% over the same prior year period. Salaries and employee benefits, the largest component of noninterest expense, reflected a modest increase of 1.5% to $1.7 million due to higher staffing levels and normal merit increases. Occupancy and equipment costs were up $184 thousand, due mainly to higher occupancy and equipment costs related to the Company's new data processing and operating systems housed in the operations center opened during the later part of third quarter 2000.

Reflecting the sustained soft economic environment, total interest income for the nine months ended September 2001 declined $84 thousand to $23.0 million, a decrease of 0.4% over the comparable prior year period. This decrease was principally driven by the $13.5 million decline in total investment securities to $49.5 million. Interest income derived from increased loan volume was sufficient to offset reduced interest income, attributed essentially to the eight reductions in prime rate that occurred over the comparable periods. The Company's prime interest rate was 350 basis points lower on September 30, 2001 than a year earlier.

Total interest expense increased 4.5%, or $457 thousand, to $10.7 million for the nine months ended September 2001, the lowest year-to-date comparative increase for 2001. The modest growth in interest-bearing deposit balances at period-end reflect the Company's decision to be less price-competitive on many of its deposit products, in particular, certificate of deposits maturing in twelve to eighteen months. The volume increase in the Company's fifteen-month deposit product during the second and third quarters of 2000 was the primary expense driver contributing to the compression of the net interest margin for the comparable year-to-date periods. The majority of the fifteen-month certificates of deposit issued during 2000 matured during the third quarter of this year. The re-pricing of this and other deposit products that has occurred over the past 90 days should have a positive effect on the net interest margin during the fourth quarter of this year. Noninterest-bearing deposits grew to $62.8 million as of September 30, 2001, an increase of $6.9 million, or 12.3%, from year-end 2000.

Noninterest income increased 9.3%, or $185 thousand, to $2.2 million for the first nine months of 2001. Noninterest expense increased 7.9%, or $615 thousand, to $8.4 million over the same period. This increase was primarily due to higher occupancy and equipment cost related to the Company's new data processing and operating systems mentioned earlier. Increased salary and benefit costs resulting from higher staffing levels and merit increases was responsible for the remainder of the growth in noninterest expense.

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

The allowance for loan losses totaled $3.2 million as of September 30, 2001. The allowance for loan losses to period end loans was 1.10% at September 30, 2001 compared to 1.09% at December 31, 2000 and 1.14% September 30, 2000. The provision for loan losses was $90 thousand for the third quarter of 2001, raising to total amount provided for the year to $290 thousand. Net charge-offs were $93 thousand for the third quarter of 2001 bringing total net charge-offs for the year to $228 thousand or 0.10% of average loans on an annualized basis.

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $4.1 million at quarter-end September 2001, higher by $618 thousand compared to year-end 2000. Nonaccrual loans totaled $1.1 million, an increase of $367 thousand over December 31, 2000. Loans past due 90 days or more totaled $1.8 million at September 30, 2001, up $118 thousand from year-end 2000, and other real estate owned at $1.2 million, was up $133 thousand from year-end 2000. Management does not expect to incur any material losses related to nonperforming assets.

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

The Company's Tier I capital was $42.5 million at September 30, 2001, or 13.43% of risk-weighted assets. Total risk-based capital was $45.8 million or 14.45% of risk-weighted assets.

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

OTHER INFORMATION

On September 21, 2001, the Company announced it had signed a definitive agreement for the acquisition of Community Bankshares by SouthTrust Corporation headquartered in Birmingham, Alabama. The proposed merger would include an exchange of 1.5608 shares of SouthTrust stock for each outstanding share of Community Bankshares stock. Community Bankshares' shareholders will have the right to exchange up to 40 percent of total outstanding shares for $34.03 per share in cash. The proposed merger, which is subject to certain conditions, including shareholder and regulatory approvals, is expected to be completed in the fourth quarter of 2001. SouthTrust Corporation ( www.southtrust.com ) is a $47 billion regional bank holding company that operates more than 650 banking and loan offices and 800 ATMs in nine southern states.

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

      5  Other information - None

      6  Exhibits and Current Reports on Form 8-K

         (a)  Exhibits - None
         (b)  Reports on Form 8-K

              Community Bankshares filed one Current Report of Form 8-K during the period from July 1, 2001 to the date of the filing of this report.

              -- Current Report on Form 8-K, dated September 27, 2001, announcing the signing on September 21, 2001 of a definitive agreement for the acquisition of Community Bankshares by SouthTrust Corporation.

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

Date:  November 14, 2001